Form 10-Q
period 2008-09-30
Majestic Star Casino Capital CORP; MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II
filed 2008-11-19
CIK 1366612, 1016466, 1366611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number: 333-06489

Indiana	THE MAJESTIC STAR CASINO, LLC	43-1664986
Indiana	THE MAJESTIC STAR CASINO CAPITAL CORP.	35-2100872
Indiana	MAJESTIC STAR CASINO CAPITAL CORP. II	20-3879309
(State or other jurisdiction of incorporation or organization)	(Exact name of registrant as specified in its charter)	(I.R.S. Employer Identification No.)

301 FREMONT STREET
LAS VEGAS, NEVADA 89101
(702) 388 - 2400
(Address of principal executive offices, including zip code, and telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☐	No	☒
(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date.

Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I                                FINANCIAL INFORMATION
ITEM 1.                      FINANCIAL STATEMENTS.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$43,670,446	$29,216,263
Restricted cash	3,152,544	3,401,359
Accounts receivable, less allowance for doubtful accounts of $1,536,391 and
$1,371,930 as of September 30, 2008 and December 31, 2007, respectively	3,683,761	5,779,838
Inventories	1,017,212	1,088,508
Prepaid expenses and deposits	4,677,420	2,013,891
Receivable from affiliates	354,047	616,889
Total current assets	56,555,430	42,116,748

Property, equipment and improvements, net	271,180,715	279,629,166
Intangible assets, net	119,341,960	121,936,336
Goodwill	5,922,398	47,431,442

Other assets:
Deferred financing costs, net of accumulated amortization
of $11,616,101 and $9,107,124 as of September 30, 2008
and December 31, 2007, respectively	7,228,819	9,737,796
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,412,649 and $1,031,422 as of
September 30, 2008 and December 31, 2007, respectively	1,546,090	1,927,317
Other assets	1,540,061	2,911,140
Total other assets	10,314,970	14,576,253

Total assets	$463,315,473	$505,689,945

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,391,075	$4,259,475
Current portion of long-term debt	571,309,277	202,780
Current portion of long-term debt of Majestic Holdco, net of discount
of $311,256 as of September 30, 2008	63,188,744	-
Accrued liabilities:
Payroll and related	9,918,709	9,206,725
Interest	22,591,631	10,980,075
Property and franchise taxes	17,655,754	17,897,923
Payable to affiliate	-	214,288
Other accrued liabilities	13,207,838	16,475,209
Total current liabilities	700,263,028	59,236,475

Long-term debt, net of current maturities	-	556,535,441
Long-term debt of Majestic Holdco, net of discount of $5,789,771
as of December 31, 2007	-	57,710,229

Total liabilities	700,263,028	673,482,145

Commitments and contingencies (Note 7)

Member's deficit	(236,947,555)	(167,792,200)

Total liabilities and member's deficit	$463,315,473	$505,689,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Casino	$83,291,782	$90,063,183	$258,494,566	$281,331,556
Rooms	3,080,706	3,376,417	9,082,330	8,970,884
Food and beverage	5,764,626	6,864,437	18,060,095	19,650,769
Other	2,116,677	1,913,297	6,137,116	5,814,657
Gross revenues	94,253,791	102,217,334	291,774,107	315,767,866
Less: promotional allowances	11,582,217	12,635,402	34,760,187	41,913,819
Net operating revenues	82,671,574	89,581,932	257,013,920	273,854,047

OPERATING COSTS AND EXPENSES:
Casino	24,593,501	24,222,459	72,896,681	71,037,278
Rooms	685,875	857,380	1,865,609	2,415,216
Food and beverage	2,139,970	2,989,151	6,406,386	8,359,345
Other	368,016	507,519	1,166,879	1,490,716
Gaming taxes	19,794,869	21,174,864	61,462,748	65,641,255
Advertising and promotion	6,016,163	6,085,200	17,103,457	17,243,501
General and administrative	13,740,259	14,003,947	42,476,157	42,153,132
Corporate expense	1,456,749	1,708,250	4,490,488	5,180,044
Economic incentive tax - City of Gary, net of refund	(32,452)	1,716,920	3,486,299	5,182,685
Depreciation and amortization	8,831,716	8,154,118	25,498,263	24,355,497
Estimated impairment of goodwill	41,509,044	-	41,509,044	-
(Gain) loss on disposal of assets	(190)	(2,925)	70,289	805,638
Total operating costs and expenses	119,103,520	81,416,883	278,432,300	243,864,307

Operating (loss) income	(36,431,946)	8,165,049	(21,418,380)	29,989,740

OTHER INCOME (EXPENSE):
Interest income	75,493	92,937	250,132	466,983
Interest expense	(13,845,269)	(13,527,473)	(40,699,506)	(40,824,410)
Interest expense - debt pushed down
from Majestic Holdco	(1,994,611)	(1,778,076)	(5,859,743)	(5,224,955)
Other non-operating expense	(6,260)	(19,690)	(27,858)	(70,056)
Total other expense	(15,770,647)	(15,232,302)	(46,336,975)	(45,652,438)

Net loss	$(52,202,593)	$(7,067,253)	$(67,755,355)	$(15,662,698)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67,755,355)	$(15,662,698)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Estimated impairment of goodwill	41,509,044	-
Depreciation	22,903,887	21,761,122
Amortization	2,594,376	2,594,375
Amortization of deferred financing costs	2,508,976	2,508,977
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	5,478,515	4,843,727
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	381,228	381,228
Loss on disposal of assets	70,289	805,638
Changes in operating assets and liabilities:
Accounts receivable, net	2,096,077	3,246,004
Receivable from affiliates	48,554	(578,019)
Inventories	71,296	(145,344)
Prepaid expenses and deposits	(2,086,077)	(1,371,212)
Other assets	(1,240,835)	135,034
Accounts payable	572,875	459,333
Accrued payroll and other expenses	711,984	1,551,033
Accrued interest	11,611,556	12,012,358
Other accrued liabilities	(2,530,733)	3,972,925
Net cash provided by operating activities	16,945,657	36,514,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash	248,815	(301,360)
Additions to property and equipment	(17,616,646)	(23,626,411)
Decrease (increase) in Lakefront Capital Improvement Fund	2,611,914	(619,795)
Proceeds from disposal of equipment	67,671	168,899
Net cash used in investing activities	(14,688,246)	(24,378,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	36,156,854	28,665,026
Repayment of line of credit	(22,150,000)	(32,950,000)
Repayment of debt	(410,082)	(137,862)
Tax distributions to Barden Development, Inc.	(1,400,000)	(2,150,245)
Net cash provided by (used in) financing activities	12,196,772	(6,573,081)

Net increase in cash and cash equivalents	14,454,183	5,562,733

Cash and cash equivalents, beginning of period	29,216,263	25,531,924

Cash and cash equivalents, end of period	$43,670,446	$31,094,657

	For The Nine Months Ended
	September 30,
	2008	2007
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID, NET OF CAPITALIZED INTEREST:	$26,578,971	$26,475,868

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable
and accrued liabilities, net	$385,810	$4,078,232
Capital assets transferred to prepaid rent	$577,450	$-
Capital assets acquired from incurring debt	$974,284	$151,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 1.                      ORGANIZATION

The Majestic Star Casino, LLC (the “Company”) is a wholly owned subsidiary of Majestic Holdco, LLC (“Majestic Holdco”) which is a wholly owned subsidiary of Barden Development, Inc. (“BDI”). The Company was formed on December 8, 1993 as an Indiana limited liability company to provide gaming and related entertainment to the public. The Company commenced gaming operations in the City of Gary at Buffington Harbor, located in Lake County, Indiana on June 7, 1996.

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company and its separate and distinct subsidiary limited liability companies and corporations own and operate the following gaming facilities:

•	A dockside casino and land based pavilion located on Lake Michigan in Gary, Indiana (“Majestic Star”);
•	A dockside casino and hotel located on Lake Michigan in Gary, Indiana (“Majestic Star II” and with Majestic Star, the “Majestic Properties”);
•	A casino-hotel located in Tunica County, Mississippi (“Barden Mississippi” or “Fitzgeralds Tunica”); and
•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes due 2010 (the “Senior Secured Notes”). MSCC has no assets or operations; and

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% Senior Notes due 2011 (the “Senior Notes”). MSCC II has no assets or operations. See Note 6 – Long-Term Debt.

Except where otherwise noted, or as the context may otherwise require, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its subsidiaries.

NOTE 2.                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accompanying condensed consolidated financial statements are unaudited and include the accounts of The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and corporations. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements have been condensed or omitted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs, and litigation, claims and assessments. Actual results could differ from those estimates.

The Company has classified all of its debt, including the debt of its parent which has been pushed down to the Company within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2008.  See Note 3 – Going Concern and Note 6 – Long-Term Debt.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the nine months ended September 30, 2008 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2007.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO - The Company’s Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 include Majestic Holdco’s 12 ½% Senior Discount Notes, $63.5 million in principal due 2011 (the “Discount Notes”), net of discount of $0.3 million and $5.8 million, respectively. The Discount Notes are solely the obligation of Majestic Holdco and Majestic Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. Further, the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement which governs our $80.0 million Senior Secured Credit Facility (“Senior Secured Credit Facility”) preclude distributions by the Company to Majestic Holdco as long as an event of default exists with respect to the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility (“Event of Default”). See Note 11 – Subsequent Events. In addition to the pushdown of the Discount Notes, the Company is also reflecting $1.5 million and $1.9 million of deferred financing costs, net of amortization, related to the issuance of the Discount Notes, on its Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007, respectively. Amortization of deferred financing costs was $0.1 million for the three months ended September 30, 2008 and 2007 and $0.4 million for the nine months ended September 30, 2008 and 2007. Amortization of bond discount was $1.9 million and $1.7 million for the three months ended September 30, 2008 and 2007, respectively, and $5.5 million and $4.8 million for the nine months ended September 30, 2008 and 2007, respectively. Amortization of deferred financing costs and bond discount are reflected as interest expense on the Company’s Condensed Consolidated Statements of Operations. The Discount Notes pay interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes will begin to accrue which will first become payable on April 15, 2009. Since Majestic Holdco has no operations or the ability to generate cash flow internally, the Company anticipates that Majestic Holdco will not have sufficient funds available to make the interest payments required on the Discount Notes on April 15, 2009. Further, the Event of Default under the Senior Secured Notes, Senior Notes and Senior Secured Credit Facility causes an Event of Default under the Discount Notes. Consequently, the Company has classified the debt of the Discount Notes as current. The Discount Notes mature on October 15, 2011. See Note 6 – Long-Term Debt.

GOODWILL - Goodwill represents the excess purchase price over the net assets acquired for the Fitzgeralds properties, which were acquired in December 2001, and the excess purchase price over the net assets acquired from Trump Indiana, Inc. (“Trump Indiana”), which was acquired in December 2005 (the “Trump Acquisition”). Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually.

Based on a combination of factors, including the current economic environment, the Company's operating results and declining financial position, the Company determined that indicators of impairment exist. As a result, the Company conducted the first step of a two step process for evaluating the potential impairment of goodwill pursuant to Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“FASB  142”).The first step of identifying impairment compares the fair value of the reporting unit with its carrying amount, including goodwill. Based upon the results of the first step of the impairment test, the Company believes that the fair value of one of its reporting units, the Majestic Properties, is below its carrying value. As the second step of the impairment test has not been completed prior to the filing of the Company’s financial statements, the Company has estimated a $41.5 million goodwill impairment loss for the Majestic Properties. Any adjustment to the estimated goodwill impairment loss, based upon the completion of the impairment analysis, will be recognized by the Company in the subsequent reporting period. Prior to the impact of the estimated goodwill impairment loss, the Company had $47.4 million of goodwill and $119.3 million of intangible assets, of which $105.7 million is deemed to have an indefinite life. See Note 5 – Goodwill and Intangible Assets.

PROMOTIONAL ALLOWANCES - Cash incentives related to gaming play are recorded as a reduction of gross revenues. In addition, the retail value of accommodations, food and beverage, and other services furnished to hotel/casino guests without charge is included in gross revenue and then deducted as promotional allowances. The estimated departmental cost of providing such promotional allowances is included primarily in casino expenses as follows:

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

Rooms	$1,028,503	$1,060,866	$3,306,915	$3,000,368
Food and Beverage	4,466,265	4,752,908	13,542,928	13,621,965
Other	236,123	419,338	695,973	727,002
Total	$5,730,891	$6,233,112	$17,545,816	$17,349,335

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

Cash based promotional activities	$2,227,326	$2,216,393	$6,212,745	$12,892,792
Slot club and other	1,876,978	2,002,178	5,663,288	5,860,219
Retail cost of rooms, food, beverage and other	7,477,913	8,416,831	22,884,154	23,160,808
Total	$11,582,217	$12,635,402	$34,760,187	$41,913,819

DOWNLOADABLE PROMOTIONAL CREDITS - The Company’s Majestic Properties and Fitzgeralds Tunica provide promotional programs that allow customers to download credits directly to the slot machine being played (“downloadable promotional credits”).  The amount of downloadable promotional credits given to a customer is determined at the discretion of management.  Downloadable promotional credits are not earned by a customer; however, management generally makes its decision regarding the amount of downloadable promotional credits provided to a customer based on the customer’s tracked play or as an award or prize.  The Majestic Properties and Fitzgeralds Tunica do not record the wagering of downloadable promotional credits as slot revenues and corresponding casino and gross revenues as no consideration is provided by the customer to make the wager. Downloadable promotional credits are not redeemable for cash; however, any jackpots won as a result of the wagering of downloadable promotional credits are deducted from slot revenues and corresponding casino and gross revenues. The net impact of the implementation of downloadable promotional credits is lower slot coin-in and slot revenues (casino revenues and gross revenues).

The implementation of the Company’s downloadable promotional credit programs coincided with a significant reduction in the Company’s direct mail cash coupon programs, generally on a dollar for dollar basis. With the Company’s direct mail cash coupon programs, customers received cash coupons from the Company which could be redeemed for cash with the hope that the cash would be wagered at the casinos’ slot machines and table games. Cash coupons were mailed directly to the Company’s customers, generally based upon their historical gaming play and other criteria, solely at the discretion of management. Cash coupons, when redeemed, were recorded as promotional allowances, which were deducted from gross revenues when computing net revenues. When the cash was wagered in slot machines, it was recorded as slot coin-in and slot revenues (casino revenues and gross revenues).

RECLASSIFICATIONS - Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on net loss.

NOTE 3.                      GOING CONCERN

The Company has experienced declining operating results and a weakening in its financial position due to significant competition and deteriorating economic conditions in each of the markets in which the Company owns and operates casino facilities. As a result, the Company did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period on November 14, 2008.  The Company is therefore in default of the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility.  In addition, there is an Event of Default under the indenture governing the Discount Notes issued by its parent. See Note 11 – Subsequent Events. The trustee or a specified percentage of holders of the notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of the Company’s indebtedness becoming immediately due and payable. In addition, the lenders under the Senior Secured Credit Facility have the right to accelerate the maturity date under the loan and security agreement. As of September 30, 2008, the Company had $571.3 million of indebtedness outstanding under its Senior Secured Notes, Senior Notes, Senior Secured Credit Facility, capitalized leases and other debt. Consequently, the Company has classified all of its debt, including the debt of its parent which has been pushed down to the Company, the Discount Notes, within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Company has engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in the Company’s operating results and financial position. These alternatives may include a recapitalization, refinancing, restructuring or reorganization of the Company’s obligations or a sale of some or all of its assets. The Company and its advisors intend to enter into discussions with its secured lenders and note holders regarding the consequences of the Events of Default under the respective debt documents and the financial and strategic alternatives available to the Company. The Company may not be able to consummate a transaction involving a recapitalization, refinancing, restructuring or reorganization outside of Chapter 11 of the U.S. Bankruptcy Code. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In October 2008, FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which clarifies the application of FASB Statement No.157, “Fair Value Measurements” (“FASB 157”), in cases where a market is not active. The Company has not yet determined the impact on its condensed consolidated financial statements upon adoption.

•
In April 2008, FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets”, (“FASB 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB 142. FASB 142-3 is effective for fiscal years beginning after December 15, 2008 and only applies prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The Company anticipates that adoption will have no material impact on its condensed consolidated financial statements.

•
In March 2008, FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FASB 161”), to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. FASB 161 is effective for financial statements for fiscal years beginning after November 15, 2008. The Company anticipates that adoption will have no impact on its condensed consolidated financial statements as it has no derivative instruments or hedging activities.

•
During the three months ended March 31, 2008, the Company adopted FASB Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FASB 159”) and has not made any fair value elections with respect to any eligible assets or liabilities as permitted under the provisions of FASB 159 to date. The Company also adopted FASB Statement No.157, “Fair Value Measurements” (“FASB 157”) during the three months ended March 31, 2008, for financial and non-financial assets and liabilities measured on a recurring basis. There was no impact to the condensed consolidated financial statements upon adoption. FASB 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. FASB 157 does not require any new fair value measurements, but rather applies to other accounting pronouncements that require or permit fair value measurements.

•
In February 2008, FASB issued FASB Staff Position No. 157-2, which defers the effective date of FASB 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. The Company anticipates that adoption will have no material impact on its condensed consolidated financial statements.

NOTE 5.                      GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill and intangible assets in accordance with FASB 142. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to at least annual impairment tests.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

As of September 30, 2008, before the estimated goodwill impairment loss discussed below, the Company had $47.4 million of goodwill and $105.7 million of intangible assets deemed to have an indefinite life, primarily attributed to one reporting unit. FASB 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Pursuant to FASB 142, the Company is required to perform a formal impairment review of the Company’s goodwill balance on at least an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected on the balance sheet. The Company performs this review on December 31 of each year. The impairment test is performed in two steps.  The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the carrying amount of a reporting unit exceeds its fair value, then the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.  The second step, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. If the Company’s actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur future impairment charges.

Based on a combination of factors, including the current economic environment, the Company's operating results and declining financial position, the Company determined that indicators of impairment exist.  Accordingly, the Company initiated the first step of the goodwill impairment test, during the fourth quarter of 2008, to determine if current Company-specific or market conditions would give rise to potential impairment of the Company’s goodwill carrying value as of September 30, 2008. Based upon the results of the first step of the impairment test, the Company believes that the fair value of one of its reporting units, the Majestic Properties, is below its carrying value. As the second step of the impairment test has not been completed as of the filing of the Company’s financial statements, the Company has estimated a $41.5 million goodwill impairment loss for the Majestic Properties. The Company will engage a third-party to perform the second step of the goodwill impairment test to measure the actual amount of impairment loss, if any. Any adjustment to the estimated goodwill impairment loss will be recognized by the Company in the subsequent reporting period.

NOTE 6.                      LONG-TERM DEBT

Long-term debt outstanding as of September 30, 2008 and December 31, 2007 consists of the following (in thousands):
(See Note 3 – Going Concern and Note 11 – Subsequent Events.)

	September 30,	December 31,
	2008	2007

9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility	70,432	56,425
Capitalized leases and other debt	877	313
Long-term debt	571,309	556,738
Less current maturities	(571,309)	(203)
Total long-term debt	$-	$556,535

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

AMENDMENTS TO THE SENIOR SECURED CREDIT FACILITY

The Company has entered into eight amendments to the loan and security agreement governing the Senior Secured Credit Facility, many of which were necessary so that the Company would be in compliance with either current or future financial covenants.

On March 31, 2008, the Company entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility. Amendment Eight was necessary as the Company was out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant. Amendment Eight lowers the last twelve-month minimum EBITDA and interest coverage ratio financial covenants (together, the “Amended Financial Covenants”) for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008.  Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to1.0 for each twelve-month period as of the end of each calendar quarter. The Amended Financial Covenants were developed, in part, by forecasts the Company provided to the bank lending group to its Senior Secured Credit Facility. The Company was in compliance with the Amended Financial Covenants contained in the Senior Secured Credit Facility at September 30, 2008.

Amendment Eight also contains a provision that allows EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility), for any twelve-month period ending on the last day of any fiscal quarter which ends after the date of Amendment Eight, to be increased by the aggregate amount of cash common equity contributions made by any Person (as defined in the loan and security agreement to the Senior Secured Credit Facility) who is not a Borrower or Guarantor (both as defined in the loan and security agreement to the Senior Secured Credit Facility) to the Company during such twelve-month period to the extent that (i) such cash common equity contributions are made on terms and conditions that are satisfactory to the agent bank to the Senior Secured Credit Facility, (ii) 100% of the proceeds of such cash common equity contributions are used by the Company to prepay the amounts outstanding under the Senior Secured Credit Facility during such twelve-month period and (iii) EBITDA was not increased as a result of cash common equity contributions made by any Person who is not a Borrower or Guarantor to the Company during the immediately preceding fiscal quarter of the Company; provided, however, that in no event shall the EBITDA of the Company be increased by more than $5.0 million in the aggregate on or after the date of Amendment Eight.

As further explained in Note 11 – Subsequent Events, the Company did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period to cure such payment defaults on November 14, 2008. The failure to make the interest payment on the Senior Secured Notes and Senior Notes upon expiration of the grace period resulted in an Event of Default under the Senior Secured Credit Facility. The Company intends to enter into negotiations with the lenders under its Senior Secured Credit Facility to seek a forbearance from exercising rights and remedies available pursuant to the Senior Secured Credit Facility. As part of these negotiations the Company will seek additional waivers, including waivers to achieve future Amended Financial Covenants due to the Company’s financial performance. There can be no assurance that the Company will be successful in negotiating a forbearance agreement with its lenders or the impact of the terms of any such forbearance agreement on the Company. Consequently, the Company has classified the debt under its Senior Secured Credit Facility as current.

In addition, until such time as no Event of Default exists, the Company is (i) required to pay an additional 2% in excess of the rates otherwise applicable interest rate under the Senior Secured Credit Facility and (ii) restricted from taking certain actions as specified in the Senior Secured Credit Facility, including making certain payments and investments and incurring certain indebtedness.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were contributed to the Company to assist in funding the Trump Acquisition and refinancing other debt. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Company’s Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interests of the Company pledged to secure the Company’s Senior Secured Credit Facility and the Senior Secured Notes. Neither the Company nor any of its subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its subsidiaries secure the Discount Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%.  The Discount Notes paid interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes began to accrue which will first become payable on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. The Company is precluded from making distributions to Majestic Holdco as long as an Event of Default exists with respect to the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility. The Company did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period on November 14, 2008.  The Company is therefore in default of the Senior Notes and Senior Secured Notes and the loan and security agreement for the Senior Secured Credit Facility which in turn causes an Event of Default under the indenture governing the Discount Notes. Consequently, the Company has classified the Discount Notes as current. See Note 11 – Subsequent Events. It is anticipated that Majestic Holdco will not have sufficient funds available to make the interest payments on the Discount Notes on April 15, 2009. The Discount Notes mature on October 15, 2011. See Note 2 – Summary of Significant Accounting Policies.

NOTE 7.                      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company and/or its subsidiaries. Except for the matters set forth below, management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2007 or as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2007 for a full description of our legal proceedings.

Anti-trust Litigation. In June 2003, a complaint was filed in the U.S. District Court for the Northern District of Mississippi (“District Court”) against Tunica County casino owners and operators, including Barden Mississippi, the Tunica Casino Operators Association and the Tunica County Tourism Commission alleging violation of federal and state anti-trust claims, as well as various other tort and contract claims. The plaintiffs claimed the defendants made a joint decision to refuse to advertise on the plaintiffs' website. The plaintiffs sought treble, compensatory and punitive damages plus interest and attorney's fees. Each of the casino defendants, excluding Barden Mississippi, settled with the plaintiffs in May 2008, leaving Barden Mississippi as the sole remaining defendant in the matter. On August 22, 2008, the Company settled with plaintiffs for $35,000, which the Company has paid. The Company previously had reserved $0.1 million for this matter.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Insurance Litigation. In February 2006, the Company’s previous stop-loss health insurance provider (“Insurance Provider”), through its third party auditor, contacted the Company and requested that the Company provide information to facilitate an audit of employee health insurance stop-loss coverage for the years of 2004 and 2005. Although the Company provided the requested information, as a result of this audit process, the Insurance Provider has withheld payment on certain claims that are payable under its stop-loss insurance policy with an aggregate outstanding value of approximately $0.7 million. After numerous attempts by the Company to request and facilitate the completion of the audit, the Company filed suit on May 3, 2007 in the United States District Court for the Northern District of Illinois (“Court”) against the Insurance Provider alleging: (i) breach of contract, (ii) unfair claims settlement practices, (iii) bad faith, and (iv) breach of fiduciary duty. The Company is seeking declaratory relief and damages for unpaid claims totaling approximately $0.7 million, punitive damages and attorneys’ fees. In May 2008, the Company amended its Complaint to include claims against the Insurance Provider’s managing general underwriter for breach of contract, bad faith and breach of fiduciary duty. In its Answer, the Insurance Provider denied that payment on the claims are owing and filed a counter-claim for rescission of the stop-loss contracts, declaratory relief, breach of contract and negligent misrepresentation relating to the number of enrolled, eligible participants in the health plans. The Insurance Provider seeks damages totaling $0.1 million plus prejudgment interest or, in the alternative, unspecified damages believed to total $0.3 million for its alleged losses under the contracts.  The Company believes it is entitled to reimbursement under the insurance policy for claims paid by it. The parties are engaged in informal settlement discussions; however, should the negotiations not be successful, the Company intends to vigorously prosecute its claims and defend the counter-claims at trial which is currently expected to begin in the spring of 2009. The parties are in the discovery stage of litigation and at this time the Company cannot determine with certainty the amount of any recovery.

Construction Litigation. On January 15, 2007, Barden Colorado Gaming, LLC, dba Fitzgeralds Black Hawk Casino, entered into a Joint Prosecution Agreement (“JPA”) with its insurance carrier, Continental Casualty Company (“Insurer”), whereby the parties would share counsel in pursuing recovery against various construction companies potentially liable for the collapse of the Rohling Inn building in Black Hawk, Colorado (“Building Collapse”). The Building Collapse occurred during the City of Black Hawk’s installation of a storm sewer drain on or about January 20, 2005. As per the terms of the JPA, the Insurer will direct litigation and be liable initially to pay all legal costs, with such legal costs ultimately to be prorated between the parties based on the actual recovery, if any. On January 16, 2007, Fitzgeralds Black Hawk filed a complaint in the 1st Judicial District Court, County of Gilpin, State of Colorado against three contractors involved in the storm sewer drain project (“Contractors”). It is the Insurer’s and Fitzgeralds Black Hawk’s contention that the Building Collapse occurred as a direct result of negligence on behalf of the Contractors involved in the storm sewer drain project. The Company estimates its total claim for the loss to be approximately $4.3 million. As of September 2008, the Company had received $2.9 million in settlement payments from the insurance carrier.   On July 24, 2008, the Company reached an agreement with the Insurer whereby the Company would receive 12.5% of any recovery from the Contractors after expenses. In August 2008, the Company and the Insurer agreed to release their claims against the Contractors in exchange for the payment of $0.8 million, with one of the Contractors, Lyman Henn, Inc. agreeing to pay $0.5 million of that amount.  Lyman Henn, Inc. is now disputing the enforceability of its agreement to pay that amount.  The Company and the Insurer have moved to enforce the agreement and a ruling from the court is expected by the end of 2008.  The other two Contractors are not disputing their agreement to pay $0.3 million. Payment of that sum is expected before the end of November 2008 at which time expenses will be calculated and the Company will receive its agreed upon share of the recovery after expenses. At this point in time, the Company is unable to assess with certainty the amount or likelihood of recovery from Lyman Henn, Inc.

Majestic Star Income Tax Protest. The Company has been assessed $2.6 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through June 18, 2001, by the Indiana Department of Revenue (“Department”). On September 7, 2004, the Department assessed BDI, the Company’s ultimate parent and member, $1.3 million, plus penalties and interest for the remainder of 2001 and all of fiscal year 2002. The Department held a hearing on the 1996 through 2002 tax years on April 7, 2006 to consider the Company’s and BDI’s protests over the tax assessments and negligence penalties. The Department issued rulings on January 17, 2007. In those rulings, the Department sustained BDI’s protest of the imposition of a negligence penalty, holding that BDI’s failure to pay the assessed tax amount was due to reasonable cause and not due to negligence. The Department also concurred with the position taken by the Company and BDI that to the extent it is ultimately determined they had net operating losses for a taxable year, those net operating losses are to be applied to offset any add-back of riverboat wagering tax for income tax purposes. The Department denied the Company’s protest that non-resident withholding taxes did not apply for the period January 1, 1998 through June 18, 2001. The Company and BDI filed petitions with the Indiana Tax Court on March 19, 2007 appealing the Department’s rulings for the 1996-2002 tax years.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

BDI's non-resident shareholder has been assessed $0.2 million, plus penalty and interest, for 2003. That assessment was protested by BDI’s non-resident shareholder to the legal division of the Department of Revenue. The Department held a hearing on the 2003 protest on December 5, 2006, and issued its ruling on March 14, 2007.  In that ruling, the Department sustained the shareholder’s protest of the imposition of a negligence penalty. The Department denied the protest of the amount of tax assessed.  An appeal of that ruling was filed with the Indiana Tax Court on May 14, 2007.

The assessments relate to deductions for gaming taxes paid by the Company, which deductions were taken for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back state gaming taxes in determining the Company’s taxable income, and to withhold and remit tax for the non-resident shareholder of BDI. On April 19, 2004, the Indiana Tax Court ruled in a similar case involving another Indiana casino, Aztar Indiana Gaming Corporation (“Aztar”), that the gross wagering tax is a tax based on or measured by income and that it must be added back to the taxable income base for the purpose of determining adjusted gross income for Indiana tax purposes. On September 28, 2004, the Indiana Supreme Court denied Aztar’s request to review the Indiana Tax Court’s decision, and thus, the Indiana Tax Court’s opinion in the Aztar case is controlling precedent on the wagering tax add-back issue. The Company and BDI continue to pursue its protest with the Department on the grounds that the assessments contain calculation errors and that its protest sets forth issues not decided in the Aztar case. No liability has been accrued in the Company’s financial statements relating to this matter.

Should the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company would, to the extent permitted at the time under the indentures and the loan and security agreements, make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. The Company does not intend to make any distributions for the years in which an assessment was received, or in the event that the Company is precluded from making distributions, to pay the additional state income tax based on the 1996 and January 1, 1998 through June 18, 2001 assessment, until it has fully evaluated its options with BDI. For the years subsequent to 2003, BDI’s non-resident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

Majestic Star Real Property Assessment Appeals. Under Indiana law, licensed gaming vessels are assessed as real property. The Company received notices of assessment dated July 20, 2007 from the Calumet Township (County of Lake, Indiana) Assessor updating the assessed valuation of the Company's real property, effective March 1, 2006 and retroactive for the period January 1, 2006 through December 31, 2006. These included notices that the property tax assessments of the Majestic Star and Majestic Star II vessels were to be increased from the March 1, 2005 assessment by 176.4% and 184.1%, respectively. With these new assessments, the combined real property tax expense for the Majestic Star and Majestic Star II vessels would have increased by $4.4 million for the period January 1, 2006 through December 31, 2006, $4.8 million for the period January 1, 2007 through December 31, 2007 and $4.0 million for the period January 1, 2008 through September 30, 2008 based on the 2006 tax rates and assuming a 10% increase in the tax rates for 2007 and 2008. , The Company believes the new assessed valuations for the Majestic Star and Majestic Star II vessels are excessive and unsupportable. On September 4, 2007, the Company initiated administrative appeals of the vessels' assessments. While the appeals are pending, the Company will accrue and pay property taxes for the vessels based on the 2005 year's assessed values, as the Company believes the 2005 assessed valuations are the appropriate valuations for the vessels. As of September 30, 2008, the Majestic Properties have established reserves of $3.4 million. If the increased assessments are ultimately upheld, the Company will be required to pay an additional $13.2 million and take an additional charge to earnings of $9.8 million. With the exception of payment of taxes based on the greater assessed valuations on the Majestic Star and Majestic Star II vessels, all 2006 tax bills were received in December 2007 and paid in full in January 2008. The actual tax rates for 2007 and 2008 have not yet been determined. The provisional tax bills for the first installment of the 2007 taxes due in 2008 were received and paid in October 2008. No property tax bills have been received for 2008.

City of Gary, Indiana Development Obligation. On March 26, 1996, the City of Gary (“City”) and Majestic Star entered into a development agreement (“Majestic Development Agreement”). Trump Indiana also entered into a development agreement with the City (as amended, the “Trump Development Agreement”). In conjunction with the Company’s closing of the Trump Acquisition, the Company, Trump Indiana and the City entered into an amendment to the Majestic Development Agreement (the “Amended Majestic Development Agreement”) dated October 19, 2005.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

The Amended Majestic Development Agreement provides that the Company’s obligation to the City for economic incentive payments is equal to 3% of the adjusted gross receipts (as defined by The Indiana Riverboat Gaming Act) of Majestic Star and Majestic Star II, but in no event less than $6.0 million per year, with any amount in excess of $6.0 million being placed in a non-reverting improvement fund, the Lakefront Capital Improvement Fund, of which 50% of the fund’s assets are to be used solely to pay for or reimburse certain development and environmental remediation obligations of the City, and 50% of the fund’s assets are to be used by the Company for improvements on or for the benefit of the Buffington Harbor area, including its casino operations. The Amended Majestic Development Agreement also requires the Company or its affiliates to increase its minimum investment commitment from $50.0 million to $70.0 million. The Company has made in excess of $50.0 million of investments towards this commitment. The Company’s obligation to make its increased investment is contingent on the City’s compliance with its development obligations to the Company in connection with Buffington Harbor, the site of the Majestic Properties, which it has not completed, including obligations with respect to environmental remediation, and the completion of the access roads and freeway interchange.

The current mayor of the City, who took office on April 7, 2006, claims that the Amended Majestic Development Agreement, signed by the prior mayor on behalf of the City, is not enforceable against it because the prior mayor lacked the authority to bind the City. The Company’s position is that the Amended Majestic Development Agreement is valid and binding. Given that both the Majestic Development Agreement and the Trump Development Agreement contain mandatory arbitration provisions, the Company on February 11, 2008, commenced an arbitration proceeding against the City before the American Arbitration Association entitled The Majestic Star Casino, LLC, The Majestic Star Casino II, Inc., and Gary New Century (“GNC”), LLC (an affiliate of the Company) vs. City of Gary, Case No. 52 489 Y 00091 08.  In this arbitration proceeding, the Company requests that the Amended Majestic Development Agreement be declared to be in full force and effect, and that the City be found to be in material breach of it and that the Company be awarded damages.  In the event that the Amended Majestic Development Agreement is deemed not enforceable, the Company alternatively requests that the City be found in breach of the Majestic Development Agreement, the GNC Agreement and the Trump Development Agreement, and that the Company be awarded damages.  Simultaneously with the arbitration, the Company also filed an action in Marion Superior Court entitled The Majestic Star Casino, LLC, et al v. City of Gary, et al, State of Indiana, Marion County Circuit Court No. 49D13 08 02 PL 006612.  In this action, the Company seeks to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.

The Company filed the arbitration and court action because the City has failed, pursuant to its obligations under either the Amended Majestic Development Agreement or, in the alternative, the earlier agreements, to remediate property owned by the Company, and construct the required access roads and freeway interchange to the Majestic Properties. If the Amended Majestic Development Agreement is found not to be enforceable, then the Company could be required to pay the City an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would now be due under the previously terminated Trump Development Agreement. The additional 1% due to the City attributed to Majestic Star II would equal $3.2 million.

Effective for the tax period January 2008, the Company began depositing the economic incentive funds payable to the City for 2008 under the Amended Majestic Development Agreement in a segregated bank account. On May 2, 2008, the Marion County Circuit Court denied the City's motion to require the Company to resume payment to the City of the economic incentive funds pending resolution of the case. On July 30, 2008, the City filed an appellate brief with the Indiana Court of Appeals appealing the May 2, 2008 ruling.

On August 22, 2008, the Company and City entered into an interim settlement agreement whereby (i) the withheld economic incentive funds, deposited at the time in the segregated bank account, which totaled $4.4 million, were paid to the City for the City’s unrestricted use, (ii) the monies in the Lakefront Capital Improvement Fund, which totaled $3.2 million, were paid to the Company and (iii) the parties requested a stay of proceedings until November 30, 2008. Beginning in September 2008, the Company resumed depositing the economic incentive funds into the segregated bank account, which action the City acknowledges but disputes the Company’s right to do. As of September 30, 2008, the balance in the segregated economic incentive fund bank account was $0.6 million.

Shelby County Healthcare Corporation vs. The Majestic Star Casino, LLC Group Health Benefit Plan. In August 2006, a healthcare provider (“Hospital”), filed suit in federal court against the Company’s Group Health Benefit Plan (the “Plan”). The Hospital sought to recover for services provided by the Hospital to an employee of Barden Mississippi, an individual covered under the Plan (“Employee”). The action is governed by the Employee Retirement Income Security Act of 1974, which means that there would not be a trial in the traditional sense, but instead the proceeding is administrative in nature, and the District Court Judge would ultimately rule on the merits based on the parties’ briefs.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

On March 20, 2008, the Court issued an Order Granting the Plaintiff’s Motion for Judgment on the Record, Denying the Defendant’s Motion for Judgment on the Record, and Reversing the Denial of Benefits (“Order”). The Company filed a motion for the Court to reconsider (“Motion to Reconsider”). On July 31, 2008, the Court denied the Motion to Reconsider and, as such, the Company will appeal the Order. On August 28, 2008, the Company filed a Notice of Appeal to appeal to the United States Court of Appeals for the 6th Circuit, the Order issued on March 20, 2008 and the order of July 31, 2008 denying the Motion to Reconsider. In the event the Plan is ultimately found liable on appeal, the Company believes that the claim may not be covered by the Company’s Insurance Provider.

On April 21, 2008, the Company filed a Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay”), and on May 1, 2008 the Plaintiff filed a Plaintiff’s Response to Defendant’s Motion to Stay Judgment Pending Post Trial Motions (“Motion to Stay Response”). The Motion to Stay Response requested the Court to require the Company to either pay an amount equal to the judgment as security, or post a bond that secures payment once the judgment becomes final. On May 13, 2008, the Court granted the Motion to Stay and on June 16, 2008 granted the Company’s request to deposit funds in the amount of the judgment with the Clerk of the Court, in lieu of posting a bond. Accordingly, the Company deposited $0.4 million with the Clerk of the Court, which is the amount of the judgment. On August 8, 2008, the Plaintiff filed a motion for attorney fees, prejudgment interest and costs. On November 4, 2008, the Court granted Plaintiff’s motion and awarded pre-judgment interest in the amount of $40,000. The amount of the attorney fees awarded has not yet been determined by the Court. In anticipation of any payments for which the Company may ultimately be liable, the Company has accrued $0.1 million for pre-judgment interest and plaintiff’s estimated attorney fees. At this point in time, the Company is unable to assess with certainty the ultimate resolution of the litigation, or if the Plan is ultimately liable, the amount or likelihood of recovery from the Insurance Provider.

NOTE 8.                      RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s consolidated financial statements as of September 30, 2008 and December 31, 2007 include the $63.5 million of Discount Notes, net of discount of $0.3 million and $5.8 million, respectively, issued by Majestic Holdco in connection with the Trump Acquisition and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco. See Note 2 – Summary of Significant Accounting Policies and Note 6 – Long-Term Debt.

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Discount Notes, the Senior Secured Notes and the Senior Notes (collectively, the “Notes”) and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indentures governing the Notes and the terms of the Senior Secured Credit Facility) for the immediately preceding fiscal quarter. During 2008 and as of September 30, 2008, the Company was and is precluded from making distributions to BDI due to its failure to achieve the required interest coverage ratio of 1.25 to 1.0 for the consolidated net operating revenue distribution. To make a consolidated cash flow distribution, the Company’s interest coverage ratio would have needed to be 1.5 to 1.0.  The Company is precluded from making distributions to its manager if there is an Event of Default under the governing debt documents.

Tax Distributions. The Company is permitted by the terms of the indentures governing the Notes and the terms of the Senior Secured Credit Facility to make distributions for its member’s state and federal income tax liabilities, subject to certain conditions. The Company made a tax distribution of $1.4 million in April 2008. As a result of the default that currently exists under the Company’s Senior Secured Credit Facility and Notes, the Company is precluded from making tax distributions to its equity holder.

PITG Gaming, LLC Expense Sharing Agreement.  The Company entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI, in November 2007. The expense sharing agreement provided for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses were primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $0.3 million for each of the three-month periods and $1.3 million and $0.6 million for the nine-month periods ended September 30, 2008 and 2007, respectively, pursuant to the expense sharing agreement. Amounts under the expense sharing agreement were repaid in August 2008 and the agreement was terminated.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

PITG Revolving Promissory Note.  PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG could request advances from time to time from the Company up to $5.0 million. The note evidenced amounts outstanding under the expense sharing agreement. The amount of $0.2 million outstanding on the note was repaid on August 19, 2008 and the note was cancelled.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $0.4 million and $0.3 million for the three-month periods and $1.3 million and $1.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively, pursuant to the expense sharing agreement. As of September 30, 2008, $0.1 million was owed under the expense sharing agreement.

Barden Nevada Revolving Promissory Note. On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Company’s Senior Secured Credit Facility. Interest is paid quarterly, in arrears.  Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. As of September 30, 2008, nothing was owed the Company under this promissory note. The highest amount owed under the note during the first nine months of 2008 was $0.1 million.

302 Carson Street Office Building.  On March 31, 2008, the Company entered into a lease with Carson Properties Nevada LLC (“Landlord”), a subsidiary of BDI, for office space (“Lease”). The Lease has an initial term of five years and six months (“Initial Term”) and allows for one five-year extension under substantially similar terms as the Initial Term. The Lease will commence upon receipt of a temporary certificate of occupancy and abatement of asbestos to the area being occupied by the Company (“Premises”).  Base rent will be $1.80 per square foot, for a total of 11,549 square feet, for the first 18 months and $2.50 per square foot beginning in month 19, and will increase by 3% on the second anniversary date of commencement of the Lease and every anniversary date thereafter. The Company will perform asbestos abatement to the Premises and be reimbursed by the landlord for all direct and indirect costs, not to exceed $0.4 million, through rent offset.  As of September 30, 2008, the Company has spent $0.3 million on asbestos abatement. In October 2008, the Landlord sold the building and assigned the Lease to the buyer. The Landlord reimbursed the Company for $0.6 million of general improvements previously made to the Premises by the Company. The $0.3 million spent on asbestos treatment will be reimbursed through rent offset from the new landlord.

NOTE 9.                      SEGMENT INFORMATION

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate four casino properties as follows: two riverboat casinos and a hotel located in Gary, Indiana; a casino and hotel located in Tunica, Mississippi; and a casino located in Black Hawk, Colorado (collectively, the “Properties”).

The Company identifies its business in three segments based on geographic location. The Properties, in each of their segments, market primarily to mid-level gaming customers. The major products offered in each segment are as follows: casino, hotel rooms (at the Majestic Properties and Fitzgeralds Tunica), and food and beverage.

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2007. There are minimal inter-segment sales.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

A summary of the Properties’ operations by business segment and expenditures for additions to long-lived assets for the three and nine months ended September 30, 2008 and 2007 is presented below (in thousands):

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues:
Majestic Properties	$54,200	$58,781	$172,287	$184,542
Fitzgeralds Tunica	19,457	22,718	62,380	65,645
Fitzgeralds Black Hawk	9,015	8,083	22,347	23,667
Total	$82,672	$89,582	$257,014	$273,854

Operating (loss) income :
Majestic Properties (1)	$(35,587)	$6,667	$(21,359)	$26,033
Fitzgeralds Tunica	(94)	1,427	2,818	4,303
Fitzgeralds Black Hawk	760	1,824	1,781	4,939
Corporate (2)	(1,511)	(1,753)	(4,658)	(5,285)
Total	$(36,432)	$8,165	$(21,418)	$29,990

Segment depreciation and amortization:
Majestic Properties	$4,715	$4,676	$14,253	$14,209
Fitzgeralds Tunica	2,802	2,800	8,518	8,158
Fitzgeralds Black Hawk	1,261	636	2,559	1,885
Corporate	54	42	168	103
Total	$8,832	$8,154	$25,498	$24,355

Expenditure for additions to long-lived assets:
Majestic Properties	$94	$1,251	$801	$5,779
Fitzgeralds Tunica	270	1,088	1,162	6,699
Fitzgeralds Black Hawk	3,492	6,062	15,607	10,728
Corporate	26	372	47	420
Total	$3,882	$8,773	$17,617	$23,626

(1) Operating loss for the three and nine months ended September 2008 includes an estimated $41.5 million charge for impairment of goodwill.

(2) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

The Majestic Star Casino, LLC is the co-issuer of $300.0 million of Senior Secured Notes and $200.0 million of Senior Notes. Under the indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility, Majestic Star II, Fitzgeralds Tunica and Fitzgeralds Black Hawk are guarantor subsidiaries of the $300.0 million of Senior Secured Notes. The guarantees are “full and unconditional and joint and several”.

Our supplemental guarantor financial information contains financial information for The Majestic Star Casino, LLC, The Majestic Star Casino Capital Corp (co-issuer of the Senior Secured Notes but an entity with no operations), the guarantor subsidiaries and the eliminating entries necessary to consolidate such entities.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$27,344,233	$-	$16,326,213	$-		$43,670,446
Restricted cash	3,152,544	-	-	-		3,152,544
Accounts receivable, net	925,197	-	2,758,564	-		3,683,761
Inventories	327,574	-	689,638	-		1,017,212
Prepaid expenses and deposits	2,592,676	-	2,084,744	-		4,677,420
Receivable from affiliate	5,418,630	-	1,565	(5,066,148)	(a)	354,047
Investment in subsidiaries	132,744,676	-	-	(132,744,676)	(b)	-
Total current assets	172,505,530	-	21,860,724	(137,810,824)		56,555,430

Property, equipment and improvements, net	132,711,463	-	138,469,252	-		271,180,715
Intangible assets, net	-	-	119,341,960	-		119,341,960
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	7,228,819	-	-	-		7,228,819
Deferred financing costs, pushed down
from Majestic Holdco, net (c)	1,546,090	-	-	-		1,546,090
Long-term receivable from affiliates	140,476,891	-	16,270,860	(156,747,751)	(a)	-
Other assets	331,920	-	1,208,141	-		1,540,061
Total other assets	149,583,720	-	17,479,001	(156,747,751)		10,314,970
Total assets	$454,800,713	$-	$303,073,335	$(294,558,575)		$463,315,473

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$771,937	$-	$1,619,138	$-		$2,391,075
Current portion of long-term debt	570,561,269	300,000,000	748,008	(300,000,000)	(d)	571,309,277
Current portion of long-term debt of
Majestic Holdco, net of discount (e)	63,188,744					63,188,744
Accrued liabilities:
Payroll and related	3,881,391	-	6,037,318	-		9,918,709
Interest	22,589,424	-	2,207	-		22,591,631
Property and franchise taxes	10,335,426	-	7,320,328	-		17,655,754
Payable to affiliates	-	-	5,066,148	(5,066,148)	(a)	-
Other accrued liabilities	4,149,217	-	9,058,621	-		13,207,838
Total current liabilities	675,477,408	300,000,000	29,851,768	(305,066,148)		700,263,028

Due to affiliates	16,270,860	-	140,476,891	(156,747,751)	(a)	-
Total liabilities	691,748,268	300,000,000	170,328,659	(461,813,899)		700,263,028
Member's (deficit) equity	(236,947,555)	(300,000,000)	132,744,676	167,255,324	(b)(d)	(236,947,555)
Total liabilities and member's (deficit) equity	$454,800,713	$-	$303,073,335	$(294,558,575)		$463,315,473

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

 NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,055,172	$-	$21,161,091	$-		$29,216,263
Restricted cash	3,401,359	-	-	-		3,401,359
Accounts receivable, net	2,579,315	-	3,200,523	-		5,779,838
Inventories	421,082	-	667,426	-		1,088,508
Prepaid expenses and deposits	1,026,745	-	987,146	-		2,013,891
Receivable from affiliate	4,694,778	-	1,399	(4,079,288)	(a)	616,889
Investment in subsidiaries	153,212,030	-	-	(153,212,030)	(b)	-
Total current assets	173,390,481	-	26,017,585	(157,291,318)		42,116,748

Property, equipment and improvements, net	141,886,772	-	137,742,394	-		279,629,166
Intangible assets, net	-	-	121,936,336	-		121,936,336
Goodwill	-	-	47,431,442	-		47,431,442
Other assets:
Deferred financing costs, net	9,737,796	-	-	-		9,737,796
Deferred financing costs, pushed down
from Majestic Holdco, net (c)	1,927,317	-	-	-		1,927,317
Long-term receivable from affiliates	171,709,437	-	21,914,051	(193,623,488)	(a)	-
Other assets	1,271,483	-	1,639,657	-		2,911,140
Total other assets	184,646,033	-	23,553,708	(193,623,488)		14,576,253
Total assets	$499,923,286	$-	$356,681,465	$(350,914,806)		$505,689,945

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,255,451	$-	$3,004,024	$-		$4,259,475
Current portion of long-term debt	156,340	-	46,440	-		202,780
Accrued liabilities:
Payroll and related	3,558,272	-	5,648,453	-		9,206,725
Interest	10,980,075	-	-	-		10,980,075
Property and franchise taxes	10,875,649	-	7,022,274	-		17,897,923
Payable to affiliates	311,321	-	3,982,255	(4,079,288)	(a)	214,288
Other accrued liabilities	4,423,253	-	12,051,956	-		16,475,209
Total current liabilities	31,560,361	-	31,755,402	(4,079,288)		59,236,475

Due to affiliates	21,914,051	-	171,709,437	(193,623,488)	(a)	-
Long-term debt, net of current maturities	556,530,845	300,000,000	4,596	(300,000,000)	(d)	556,535,441
Long-term debt pushed down from
Majestic Holdco, net (e)	57,710,229	-	-	-		57,710,229
Total liabilities	667,715,486	300,000,000	203,469,435	(497,702,776)		673,482,145
Member's (deficit) equity	(167,792,200)	(300,000,000)	153,212,030	146,787,970	(b)(d)	(167,792,200)
Total liabilities and member's (deficit) equity	$499,923,286	$-	$356,681,465	$(350,914,806)		$505,689,945

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(d)
The Majestic Star Casino Capital Corp. is a co-obligor of the Senior Secured Notes issued by the Company. Accordingly, such indebtedness has been presented as an obligation of both the issuer and the co-obligor in the above balance sheet.

(e)	Reflects the pushdown of Majestic Holdco’s Discount Notes pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$30,362,984	$-	$52,928,798	$-		$83,291,782
Rooms	-	-	3,080,706	-		3,080,706
Food and beverage	1,831,715	-	3,932,911	-		5,764,626
Other	894,520	-	1,222,157	-		2,116,677
Gross revenues	33,089,219	-	61,164,572	-		94,253,791
Less promotional allowances	3,246,003	-	8,207,443	128,771	(a)	11,582,217
Net operating revenues	29,843,216	-	52,957,129	(128,771)		82,671,574

OPERATING COSTS AND EXPENSES:
Casino	8,633,531	-	15,959,970	-		24,593,501
Rooms	-	-	685,875	-		685,875
Food and beverage	790,646	-	1,349,324	-		2,139,970
Other	154,767	-	213,249	-		368,016
Gaming taxes	8,939,938	-	10,854,931	-		19,794,869
Advertising and promotion	1,738,563	-	4,406,371	(128,771)	(a)	6,016,163
General and administrative	5,442,440	-	8,297,819	-		13,740,259
Corporate expense	1,456,749	-	-	-		1,456,749
Economic incentive tax - City of Gary, net of refund	16,106	-	(48,558)	-		(32,452)
Depreciation and amortization	3,077,292	-	5,754,424	-		8,831,716
Estimated impairment of goodwill	-		41,509,044	-		41,509,044
Gain on disposal of assets	-	-	(190)	-		(190)
Total operating costs and expenses	30,250,032	-	88,982,259	(128,771)		119,103,520

Operating loss	(406,816)	-	(36,025,130)	-		(36,431,946)

OTHER (EXPENSE) INCOME :
Interest income	57,585	-	17,908	-		75,493
Interest expense	(13,829,133)	-	(16,136)	-		(13,845,269)
Interest expense - debt pushed down
from Majestic Holdco (b)	(1,994,611)	-	-	-		(1,994,611)
Other non-operating expense	(6,260)	-	-	-		(6,260)
Equity in net income of subsidiaries	(36,023,358)	-	-	36,023,358	(c)	-
Total other (expense) income	(51,795,777)	-	1,772	36,023,358		(15,770,647)

Net loss	$(52,202,593)	$-	$(36,023,358)	$36,023,358		$(52,202,593)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$93,940,334	$-	$164,554,232	$-		$258,494,566
Rooms	-	-	9,082,330	-		9,082,330
Food and beverage	6,323,531	-	11,736,564	-		18,060,095
Other	2,707,229	-	3,429,887	-		6,137,116
Gross revenues	102,971,094	-	188,803,013	-		291,774,107
Less promotional allowances	9,865,879	-	24,410,513	483,795	(a)	34,760,187
Net operating revenues	93,105,215	-	164,392,500	(483,795)		257,013,920

OPERATING COSTS AND EXPENSES:
Casino	25,460,135	-	47,436,546	-		72,896,681
Rooms	-	-	1,865,609	-		1,865,609
Food and beverage	2,463,547	-	3,942,839	-		6,406,386
Other	566,768	-	600,111	-		1,166,879
Gaming taxes	27,520,446	-	33,942,302	-		61,462,748
Advertising and promotion	5,058,542	-	12,528,710	(483,795)	(a)	17,103,457
General and administrative	17,207,269	-	25,268,888	-		42,476,157
Corporate expense	4,490,488	-	-	-		4,490,488
Economic incentive tax - City of Gary, net of refund	1,903,726	-	1,582,573	-		3,486,299
Depreciation and amortization	9,331,966	-	16,166,297	-		25,498,263
Estimated impairment of goodwill	-	-	41,509,044	-		41,509,044
(Gain) loss on disposal of assets	(13,278)	-	83,567	-		70,289
Total operating costs and expenses	93,989,609	-	184,926,486	(483,795)		278,432,300

Operating loss	(884,394)	-	(20,533,986)	-		(21,418,380)

OTHER (EXPENSE) INCOME :
Interest income	162,698	-	87,434	-		250,132
Interest expense	(40,678,704)	-	(20,802)	-		(40,699,506)
Interest expense - debt pushed down
from Majestic Holdco (b)	(5,859,743)	-	-	-		(5,859,743)
Other non-operating expense	(27,858)	-	-	-		(27,858)
Equity in net income of subsidiaries	(20,467,354)	-	-	20,467,354	(c)	-
Total other (expense) income	(66,870,961)	-	66,632	20,467,354		(46,336,975)

Net loss	$(67,755,355)	$-	$(20,467,354)	$20,467,354		$(67,755,355)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$30,062,298	$-	$60,000,885	$-		$90,063,183
Rooms	-	-	3,376,417	-		3,376,417
Food and beverage	2,465,600	-	4,398,837	-		6,864,437
Other	814,828	-	1,098,469	-		1,913,297
Gross revenues	33,342,726	-	68,874,608	-		102,217,334
Less promotional allowances	3,438,229	-	9,060,553	136,620	(a)	12,635,402
Net operating revenues	29,904,497	-	59,814,055	(136,620)		89,581,932

OPERATING COSTS AND EXPENSES:
Casino	7,746,081	-	16,476,378	-		24,222,459
Rooms	-	-	857,380	-		857,380
Food and beverage	1,507,626	-	1,481,525	-		2,989,151
Other	266,976	-	240,543	-		507,519
Gaming taxes	8,942,008	-	12,232,856	-		21,174,864
Advertising and promotion	1,710,389	-	4,511,431	(136,620)	(a)	6,085,200
General and administrative	5,727,092	-	8,276,855	-		14,003,947
Corporate expense	1,708,250	-	-	-		1,708,250
Economic incentive tax - City of Gary, net of refund	879,421	-	837,499	-		1,716,920
Depreciation and amortization	2,967,700	-	5,186,418	-		8,154,118
Gain on disposal of assets	(2,831)	-	(94)	-		(2,925)
Total operating costs and expenses	31,452,712	-	50,100,791	(136,620)		81,416,883

Operating (loss) income	(1,548,215)	-	9,713,264	-		8,165,049

OTHER (EXPENSE) INCOME :
Interest income	16,519	-	76,418	-		92,937
Interest expense	(13,526,481)	-	(992)	-		(13,527,473)
Interest expense - debt pushed down
from Majestic Holdco (b)	(1,778,076)	-	-	-		(1,778,076)
Other non-operating expense	(19,690)	-	-	-		(19,690)
Equity in net income of subsidiaries	9,788,690	-	-	(9,788,690)	(c)	-
Total other (expense) income	(5,519,038)	-	75,426	(9,788,690)		(15,232,302)

Net (loss) income	$(7,067,253)	$-	$9,788,690	$(9,788,690)		$(7,067,253)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$102,469,748	$-	$178,861,808	$-		$281,331,556
Rooms	-	-	8,970,884	-		8,970,884
Food and beverage	7,054,775	-	12,595,994	-		19,650,769
Other	2,648,198	-	3,166,459	-		5,814,657
Gross revenues	112,172,721	-	203,595,145	-		315,767,866
Less promotional allowances	13,571,166	-	28,042,654	299,999	(a)	41,913,819
Net operating revenues	98,601,555	-	175,552,491	(299,999)		273,854,047

OPERATING COSTS AND EXPENSES:
Casino	22,772,668	-	48,264,610	-		71,037,278
Rooms	-	-	2,415,216	-		2,415,216
Food and beverage	4,029,870	-	4,329,475	-		8,359,345
Other	776,947	-	713,769	-		1,490,716
Gaming taxes	29,286,462	-	36,354,793	-		65,641,255
Advertising and promotion	4,565,083	-	12,978,417	(299,999)	(a)	17,243,501
General and administrative	16,881,084	-	25,272,048	-		42,153,132
Corporate expense	5,180,044	-	-	-		5,180,044
Economic incentive tax - City of Gary, net of refund	2,769,089	-	2,413,596	-		5,182,685
Depreciation and amortization	8,961,049	-	15,394,448	-		24,355,497
Loss on disposal of assets	84,769	-	720,869	-		805,638
Total operating costs and expenses	95,307,065	-	148,857,241	(299,999)		243,864,307

Operating income	3,294,490	-	26,695,250	-		29,989,740

OTHER (EXPENSE) INCOME :
Interest income	149,799	-	317,184	-		466,983
Interest expense	(40,819,926)	-	(4,484)	-		(40,824,410)
Interest expense - debt pushed down
from Majestic Holdco (b)	(5,224,955)	-	-	-		(5,224,955)
Other non-operating expense	(70,056)	-	-	-		(70,056)
Equity in net income of subsidiaries	27,007,950	-	-	(27,007,950)	(c)	-
Total other (expense) income	(18,957,188)	-	312,700	(27,007,950)		(45,652,438)

Net (loss) income	$(15,662,698)	$-	$27,007,950	$(27,007,950)		$(15,662,698)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity of net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(34,285,184)	$-	$51,230,841	$-	$16,945,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	248,815	-	-	-	248,815
Additions to property and equipment	(760,854)	-	(16,855,792)	-	(17,616,646)
Decrease in Lakefront Capital Improvement Fund	2,611,914	-	-	-	2,611,914
Proceeds from disposal of equipment	25,286	-	42,385	-	67,671
Net cash provided by (used in) investing activities	2,125,161	-	(16,813,407)	-	(14,688,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	36,156,854	-	-	-	36,156,854
Repayment of line of credit	(22,150,000)	-	-	-	(22,150,000)
Advances from (to) affiliates	38,975,000	-	(38,975,000)	-	-
Repayment of debt	(132,770)	-	(277,312)	-	(410,082)
Tax Distribution to Barden Development, Inc.	(1,400,000)	-	-	-	(1,400,000)
Net cash provided by (used in) financing activities	51,449,084	-	(39,252,312)	-	12,196,772

Net increase (decrease) in cash and cash equivalents	19,289,061	-	(4,834,878)	-	14,454,183

Cash and cash equivalents, beginning of period	8,055,172	-	21,161,091	-	29,216,263

Cash and cash equivalents, end of period	$27,344,233	$-	$16,326,213	$-	$43,670,446

(a)
Includes interest expense of $5.5 million and amortization of deferred financing costs and $0.4 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes

	.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2007

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(19,229,918)	$-	$55,744,399	$-	$36,514,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(301,360)	-	-	-	(301,360)
Additions to property and equipment	(6,025,107)	-	(17,601,304)	-	(23,626,411)
Increase in Lakefront Capital Improvement Fund	(619,795)	-	-	-	(619,795)
Proceeds from disposal of equipment	73,400	-	95,499	-	168,899
Net cash used in investing activities	(6,872,862)	-	(17,505,805)	-	(24,378,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	28,665,026	-	-	-	28,665,026
Repayment of line of credit	(32,950,000)	-	-	-	(32,950,000)
Advances from (to) affiliates	32,900,000	-	(32,900,000)	-	-
Repayment of debt	(56,870)	-	(80,992)	-	(137,862)
Distributions to Barden Development, Inc.	(2,150,245)	-	-	-	(2,150,245)
Net cash provided by (used in) financing activities	26,407,911	-	(32,980,992)	-	(6,573,081)

Net increase in cash and cash equivalents	305,131	-	5,257,602	-	5,562,733

Cash and cash equivalents, beginning of period	9,101,841	-	16,430,083	-	25,531,924

Cash and cash equivalents, end of period	$9,406,972	$-	$21,687,685	$-	$31,094,657

(a)
Includes interest expense of $4.8 million and amortization of deferred financing costs of $0.4 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 11.                      SUBSEQUENT EVENTS

INTEREST PAYMENTS

The Company did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to expiration of the grace period to cure such payment defaults on November 14, 2008.  As a result there is an Event of Default under the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement for the Senior Secured Credit Facility. Similarly, there is an Event of Default under the Discount Notes. Following the Event of Default, lenders under the Senior Secured Credit Facility, the trustee or a specified percentage of holders of the Senior Secured Notes, as well as the trustee or a specified percentage of holders of the Senior Notes have the right to accelerate the maturity date of the respective indebtedness, which would cause the respective indebtedness to be immediately due and payable and could result in all of the Company’s indebtedness becoming immediately due and payable. Consequently, the Company has classified all debt as current on the Condensed Consolidated Balance Sheet as of September 30, 2008. Further, the lenders under the Senior Secured Credit Facility would have the right to foreclose on substantially all of the Company’s and its subsidiaries’ equity and on the Company’s and its subsidiaries’ assets which secure such indebtedness. The Company and its advisors intend to enter into discussions with its lenders and note holders regarding the consequences of the Events of Default under the respective debt documents and the financial and strategic alternatives available to the Company.

In addition, until such time as no Event of Default exists, the Company is (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the Senior Secured Notes and Senior Notes on the overdue installments of interest and an additional 2% in excess of the rates otherwise applicable under the Senior Secured Credit Facility and (ii) restricted from taking certain actions as specified in the covenants in the indentures governing the respective notes and the Senior Secured Credit Facility, including making certain payments and investments and incurring certain indebtedness.

AVAILABILITY UNDER THE SENIOR SECURED CREDIT FACILITY

On October 7, 2008, the Company drew substantially all the funds remaining on the Senior Secured Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

Throughout this report we make forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect management's current views with respect to future events and financial performance. Although these statements reflect our reasonable judgment based on current information, actual results may differ materially from those expected because of various risks and uncertainties, including, but not limited to: the Event of Default under the indentures for the Senior Secured Notes and Senior Notes arising from the failure to make the October 15, 2008 interest payments and the cross default under the Senior Secured Credit Facility, which could cause the lenders and note holders to accelerate these obligations and restrict the Company from taking certain actions; our inability to consummate any possible financial or strategic alternatives; our significant indebtedness; the availability and adequacy of our cash flow to service our debt and other liquidity needs; failure to meet the financial covenants contained in the loan and security agreement governing our $80.0 million Senior Secured Credit Facility; increased competition in existing markets or the opening of new gaming jurisdictions; the ability to fund capital improvements and development needs; adverse effects from legislation prohibiting smoking; changes in general customer confidence or spending, increased fuel and transportation costs, or travel concerns; our limited ability to purchase slot machines resulting in a greater number of slot machine leases and associated expense; significantly higher assessed valuations and real property tax liabilities on our Majestic Properties casino vessels; our potential liability to the City of Gary, Indiana for additional economic incentive taxes; changes or developments in laws, regulations or taxes in the casino and gaming industry; union related issues; issues relating to licenses, permits or approvals; adverse determinations of issues related to disputed taxes; and other adverse conditions that may adversely affect the economy in general and/or the casino and gaming industry in particular. The foregoing and other risks and uncertainties are discussed in this report and our other reports filed with or furnished to the Securities and Exchange Commission (“SEC”) including our most recent Annual Report on Form 10-K.  Given these uncertainties, you should not place undue reliance on any such forward-looking statements. Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future.  All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with or furnished to the SEC.

EXECUTIVE OVERVIEW

The Company

The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and one corporation own and operate two riverboat gaming facilities and a dockside pavilion known as the Buffington Harbor complex located in Gary, Indiana, a Fitzgeralds brand casino-hotel located in Tunica County, Mississippi and a Fitzgeralds brand casino located in Black Hawk, Colorado. See Note 9 – Segment Information to our Notes to the Condensed Consolidated Financial Statements.

Key Performance Indicators

At our casino properties, casino revenues, which contribute approximately 90% of our consolidated gross revenues,  are the combination of our win at slots, table games and poker and are typically called slot revenues (for slot machine win), table games revenues (for table games win) and poker revenues (for poker win). We normally analyze slot revenues and table games revenues utilizing two principal components of each: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coin used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us. Slot machines win and table games hold percentages are variable and will fluctuate, particularly when measured over short periods of time. Higher-worth casino customers can significantly affect our win and hold percentages for a particular period. Poker revenue is generated by taking a percentage of the amounts wagered by poker players during a poker game.

Key Developments

Developments that affected our results during the third quarter of 2008 and/or may affect future results include:

•
We did not make the October 15, 2008 interest payments of $24.0 million, in aggregate, with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the grace period on November 14, 2008 which causes an event of default under the indentures governing each of the series of notes as well as our Senior Secured Credit Facility (“Event of Default”).  As a result, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders also have the right to accelerate the maturity of amounts outstanding under our Senior Secured Credit Facility. The lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our equity and the equity of our subsidiaries as well as on our assets which secure such indebtedness. In addition, there is an Event of Default under the indenture governing the Discount Notes issued by our parent. Consequently, we have classified all debt within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2008.

•
We have engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in our operating results and financial position. We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, refinancing, restructuring or reorganization of our obligations or a sale of some or all of our businesses. We are actively working with our advisors toward such a transaction that would address the decline in our operating results and modify our capital structure, including our outstanding indebtedness.  Due to the existing uncertainty in the capital and credit markets and current adverse changes in the global economy, we may be unable to consummate any such alternative.

•
On October 7, 2008, we drew substantially all the funds remaining on the Senior Secured Credit Facility. Whereas we have been funding our negative working capital with advances under our revolver, we will be solely dependent upon cash generated from our operations to fund our debt service, maintenance capital expenditures and operating costs. In addition, as part of the restructuring process, we anticipate incurring significant restructuring costs which will further adversely impact our liquidity.

•
The spending and visitation habits of our casino customers have been negatively impacted by the weakening economy, higher gas prices and instability in the housing market.  In addition, higher costs have caused us to reduce spending on our outer market transportation programs, including junkets, and this has caused, in particular, a reduction of customers to our Fitzgeralds Tunica property. At this time we cannot predict when the spending/visitation habits of our customers will improve.

•
The smoking ban in Colorado has impacted the financial results of our Fitzgeralds Black Hawk property throughout 2008.  We cannot quantify the impact to our operations, as there have been a number of other factors impacting the property, including the weak economy as referenced above and the competitive environment in which we operate. However, we believe that the smoking ban has caused a drop in casino visitation by smokers and less time gambling per visit. It is not possible to predict when, or if, smoking customers will adapt to the non-smoking casino environment and return to pre- non-smoking ban gaming patterns.

•
In September, remnants from Hurricane Ike caused extremely poor weather in the region in and around our Majestic Properties. The poor weather caused flooding and inhibited the ability to travel to our Majestic Properties. As a result, we experienced a significant decline in casino volumes.

•
Competition remains intense in all of our markets. In northwest Indiana and Chicagoland, the market in which our Majestic Properties compete, a new casino vessel opened in July 2008. The new vessel is single-level, as opposed to our multi-deck casino properties, which allows customers to flow easily between areas of the gaming floor.  The casino vessel contains new amenities and an expanded gaming floor. Late in the second quarter of 2008, another competitor finished the remodeling and rebranding of an acquired riverboat and land-based facilities. Among other things, the property contains remodeled casino floors, restaurants and new slot machines. Another competitor’s casino is in the final phases of a $130.0 million expansion, which will include new and improved amenities. We also continue to experience competitive pressures from a Native American casino on the Indiana/Michigan border. Further, the competition faced by our Majestic Properties is particularly significant because 65% of cash flow from operating activities of our casino properties is attributable to the Majestic Properties.

•
In Tunica, Mississippi, a competitor recently completed an extensive remodeling and re-branding of its property. Fitzgeralds Tunica property management believes that the remodeled and rebranded property will increase competition for Fitzgeralds Tunica as both properties market and promote to a similar customer.

•
We substantially completed the expansion of Fitzgeralds Black Hawk in June 2008, incurring $ 36.0 million through September 30, 2008 on this project. This expansion has added more amenities for our guests and increased the number of slot machines from approximately 600 to approximately 914 and included rebuilding the Masonic Building and Rohling Inn properties. We had a soft opening on June 25, 2008, and the grand opening on July 24, 2008; however, the opening occurred during weak market conditions. For the twelve months ended September 30, 2008, Black Hawk market revenues are down 7.4%. As a result, Fitzgeralds Black Hawk has not experienced the significant increases in operating cash flows that had been anticipated when the expansion was undertaken.

•
Given our commitments to complete the Fitzgeralds Black Hawk expansion, the lower cash flows from operating activities at our facilities, limited availability under our Senior Secured Credit Facility and the current turmoil in the credit market, we have not had the ability to make significant improvements to amenities and gaming operations at our Majestic Properties and Fitzgeralds Tunica during the current year. As a result, our revenues have been adversely impacted and will likely be adversely impacted in the future due to our inability to re-invest in the Majestic Properties and Fitzgeralds Tunica.

•
We continue to strive to control costs without hurting our competitiveness. However, given the difficulties in raising capital in the current financial market and our lower cash flows, it will be very difficult for us to compete without new or enhanced amenities to our customers. In the three- and nine-month periods ended September 30, 2008, our promotional allowances decreased significantly and advertising and promotional expenses were relatively unchanged compared to the same periods in 2007 mainly due to the implementation of downloadable promotional credits at the Majestic Properties and a reduction in junket programs at Fitzgeralds Tunica. However, we may need to increase promotional and marketing expense to drive visitation to our casinos. Also, our limitations on capital expenditures may cause us to rely more on leasing slot equipment to ensure that we have the slot product that customers desire, but leasing slot machines is more costly in the long run.

•
We have seen casinos in northwest Indiana increase the number of lower denomination slot machines on their casino floors, particularly penny slot machines.  Penny slot machines have been one of the best performing slot denominations in the market and the Majestic Properties have seen good revenue performance within this segment; however, our future performance in the lower denomination slot machine segment is at risk as our competitors add more lower denomination slot machines, and in particular penny slot machines, to their casino floors.

•
On November 4, 2008, Colorado voters passed Amendment 50 which allows the residents of the three gaming towns in Colorado to vote to extend casino hours, approve additional games and increase the maximum bet limit. We believe that passage by the residents of Black Hawk will have a positive effect on revenues at Fitzgeralds Black Hawk. The vote is expected to occur in January 2009. Implementation of the new provisions will occur subsequent to the issuance of appropriate changes in gaming regulations which we anticipate may be in effect by the summer of 2009.

The following table sets forth information derived from our statements of operations (in thousands):

	For The Three Months Ended			For The Nine Months Ended
	September 30,		Percent	September 30,		Percent
	2008	2007	Change	2008	2007	Change
Net revenues:
Majestic Properties	$54,200	$58,781	-7.8%	$172,287	$184,542	-6.6%
Fitzgeralds Tunica	19,457	22,718	-14.4%	62,380	65,645	-5.0%
Fitzgeralds Black Hawk	9,015	8,083	11.5%	22,347	23,667	-5.6%
Total	$82,672	$89,582	-7.7%	$257,014	$273,854	-6.1%

Casino revenues:
Majestic Properties	$54,410	$58,888	-7.6%	$172,466	$191,159	-9.8%
Fitzgeralds Tunica	18,761	22,340	-16.0%	60,771	64,358	-5.6%
Fitzgeralds Black Hawk	10,121	8,835	14.6%	25,258	25,815	-2.2%
Total	$83,292	$90,063	-7.5%	$258,495	$281,332	-8.1%

Operating (loss) income :
Majestic Properties (1)	$(35,587)	$6,667	-633.8%	$(21,359)	$26,033	-182.0%
Fitzgeralds Tunica	(94)	1,427	-106.6%	2,818	4,303	-34.5%
Fitzgeralds Black Hawk	760	1,824	-58.4%	1,781	4,939	-63.9%
Corporate (2)	(1,511)	(1,753)	13.8%	(4,658)	(5,285)	11.9%
Total	$(36,432)	$8,165	-546.2%	$(21,418)	$29,990	-171.4%

(1) Operating loss for the three and nine months ended September 2008 includes an estimated $41.5 million charge for impairment of goodwill.

(2) Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff and are not allocated to the properties.

Overall Operating Results - Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007

The discussion of our consolidated financial results for the third quarter of 2008 compared to 2007 is inclusive of interest expense from the amortization of the original issue discount and amortization of financing costs related to the pushdown of the Discount Notes.

For 2008, consolidated net operating revenues were $82.7 million compared to $89.6 million for 2007, a decrease of approximately $6.9 million, or 7.7%. Net revenues decreased $4.6 million at the Majestic Properties and approximately $3.2 million at Fitzgeralds Tunica and increased $0.9 million at Fitzgeralds Black Hawk. Our consolidated net operating revenues were negatively impacted by the deteriorating economy, higher gasoline prices, increased competition in our markets and a smoking ban in Colorado, all of which reduced the gambling activity by our customers.

For 2008 compared to 2007, consolidated casino revenues, which comprised 88.4% of consolidated gross revenues in 2008, decreased $6.8 million, or 7.5%, to $83.3 million. Casino revenues decreased $4.5 million at the Majestic Properties and approximately $3.5 million at Fitzgeralds Tunica and increased $1.3 million at Fitzgeralds Black Hawk. Casino revenues were reduced at the Majestic Properties by $0.9 million due to the increased utilization of downloadable promotional credits. See Note 2 – Summary of Significant Accounting Policies to our Notes to the Condensed Consolidated Financial Statements. Food and beverage revenues decreased $1.1 million, or 16.0%, to $5.8 million from $6.9 million, primarily due to a decrease in casino customer volume. Promotional allowances were $11.6 million compared to $12.6 million, a decrease of approximately $1.0 million, or 8.3%. Promotional allowances have decreased primarily as a result of the implementation of downloadable promotional credits at the Majestic Properties and a decrease in complimentaries.

Operating expenses increased $37.7 million, or 46.3%, to $119.1 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating expenses decreased $3.8 million, or 4.7%, to $77.6 million. Economic incentive tax - City of Gary expense, net of refund decreased by $1.7 million. We entered into an interim settlement agreement with the City of Gary (the “City”) in August 2008 whereby it was agreed to that we would receive the full amount in the Lakefront Capital Improvement Fund (“Fund”).  The Fund was established pursuant to the Amended Majestic Development Agreement. The Amended Majestic Development Agreement called for the payment of 3% of the Majestic Properties gross gaming revenues, with a minimum payment of $6.0 million, to the City.  Once $6.0 million of economic incentive payments were made to the City, on an annual basis, additional economic incentive payments are to be made into the Fund, with one-half of the Fund proceeds to be used by the City to fulfill their obligations at Buffington Harbor and the other half to be used by the Majestic Properties for improvement to the casinos.  We received $3.2 million per the settlement agreement, of which we had previously expensed one-half, or $1.6 million, for Fund receipts that were to be used by the City.  Gaming taxes decreased $1.4 million, or 6.5%, due to a corresponding decrease in casino revenues. Food and beverage expenses decreased $0.8 million, or 28.4%, due to a corresponding decrease in food and beverage revenues. Corporate expenses decreased $0.3 million. Depreciation and amortization expenses increased $0.7 million due to the Fitzgeralds Black Hawk expansion assets being placed into service.

We recorded an operating loss of $36.4 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating income was $5.1 million, a decrease of $3.1 million, or 37.8%, compared to $8.2 million for the prior year. Interest expense, net of interest income, was $15.8 million, an increase of $0.5 million, due to our having increased debt outstanding on our credit facility partially offset by lower interest rates. Consolidated net loss was $52.2 million for 2008, an increase in net loss of $45.1 million compared to $7.1 million for the same period in 2007.

Segment Operating Results – Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007

Majestic Properties

For the third quarter of 2008, net operating revenues at the Majestic Properties were $54.2 million compared to $58.8 million for 2007, a decrease of $4.6 million, or 7.8%.  Management believes this decrease was due to intensified competition in the northwest Indiana and neighboring markets, as well as the deteriorating economy, higher gas prices and flooding within the region in September 2008, which limited travel on roads and highways servicing our Majestic Properties. Casino revenues, which comprised 91.9% of gross revenues in 2008, were $54.4 million, a decrease of $4.5 million, or 7.6%, compared to $58.9 million for the prior year. Slot revenues decreased $5.8 million, or 12.0%, to $42.5 million from $48.3 million. Slot revenues were impacted by the utilization of downloadable promotional credits, which reduced slot revenues by $0.9 million, a decline in slot coin-in of 6.7% and a slightly lower slot hold percentage. Table games and poker revenues increased by $1.3 million, or 12.4%, to $11.9 million from $10.6 million, due to a 9.9% increase in table games drop and an increase in the table games hold of 2.1 percentage points. Partly contributing to increased table games volumes was play from higher worth customers. Food and beverage revenues were $2.4 million, a decrease of $0.7 million, or 23.3%, from $3.1 million as a result of a decline in casino customer volume and a reduction of operating hours in the buffet. Rooms revenues decreased $0.2 million, or 16.9%, and other revenues increased $0.2 million, or 12.3%. Promotional allowances decreased $0.6 million, or 11.1%, for the third quarter of 2008 compared to 2007 principally due to the utilization of downloadable promotional credits, which significantly reduced the amount of promotional cash coupons mailed to and redeemed by our customers.

Operating expenses increased $37.8 million, or 72.3%, to $89.8 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating expenses were $48.3 million for 2008 compared to $52.0 million, a decrease of $3.7 million, or 7.2%. Economic incentive tax - City of Gary expense, net of refund decreased by $1.7 million, with the reduction principally due to the interim settlement with the City of Gary as previously discussed. Gaming taxes decreased $1.2 million resulting from a corresponding decrease in gaming revenues. Food and beverage expenses decreased $0.9 million as a result of a corresponding decrease in food and beverage revenues.

For 2008, we recorded an operating loss of $35.5 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating income for the Majestic Properties was $5.9 million compared to $6.7 million for 2007, a decrease of approximately $0.8 million, or 11.2%.

Fitzgeralds Tunica

For the third quarter of 2008, net operating revenues at Fitzgeralds Tunica were $19.5 million compared to $22.7 million for 2007, a decrease of approximately $3.2 million, or 14.4%. Management believes this decrease was due to the deteriorating economy, increased competitive pressures and higher gas prices. In May 2008, a major competitor re-branded its gaming property, which is the casino operation closest to Memphis, Tennessee. With this re-branding, our competitor increased marketing efforts and player reinvestments. This property caters to a similar clientele as the Fitzgeralds Tunica. Casino revenues, which comprised 78.4% of gross revenues in 2008, were $18.8 million, a decrease of approximately $3.5 million, or 16.0%, compared to $22.3 million for the prior year. Slot revenues decreased $2.7 million, or 13.7%, to $17.0 million from $19.7 million due to a decrease in slot coin-in of 18.8% partly offset by a slight increase in the slot hold percentage. Table games revenues decreased by $0.9 million, or 33.6%, to $1.7 million from $2.6 million, primarily due to a 24.4% decrease in table games drop and a decrease in the table games hold of 1.8 percentage points. The reduced gaming volumes occurred mainly as a result of fewer visits from our junket program players.  Not only have higher fuel prices impacted our drive-in customers, but also increased the costs of bringing in players on our junket programs. Rooms revenue decreased $0.1 million, or 5.2%. Food and beverage revenues decreased $0.6 million, or 18.6%, due to a decline in casino customer volume.  A decrease in complimentary food and beverage and other promotional efforts resulted in a decrease in promotional allowances of $1.1 million.

Operating expenses were $19.6 million for 2008 compared to $21.3 million, a decrease of $1.7 million, or 8.2%, from 2007. Casino expenses decreased $0.7 million and advertising and promotional expenses decreased $0.5 million. Casino and advertising and marketing expenditures have been reduced to compensate for the reduction in revenues. Gaming taxes decreased $0.4 million resulting from a corresponding decrease in casino revenues.

For 2008, Fitzgeralds Tunica recorded an operating loss of $0.1 million compared to operating income of $1.4 million for 2007, a decrease of $1.5 million, or 106.6%

Fitzgeralds Black Hawk

For the third quarter of 2008, net operating revenues at Fitzgeralds Black Hawk were $9.0 million compared to $8.1 million for 2007, an increase of $0.9 million, or 11.5%. The increase in net operating revenues is due to the opening of the expansion of the casino property in June 2008.  Growth in our net operating revenues was limited by intensified competition in the Black Hawk market, a statewide smoking ban in Colorado that went into effect on January 1, 2008, as well as the deteriorating economy and higher gas prices. Casino revenues, which comprised 91.3% of gross revenues in 2008, were $10.1 million, an increase of $1.3 million, or 14.6%, compared to $8.8 million for the prior year. Slot revenues increased $1.3 million, or 15.1%, to $9.9 million from $8.6 million, due to a 3.6% increase in slot coin-in and an increase in slot hold percentage. Table games revenues were unchanged at $0.2 million. Food and beverage revenues increased $0.2 million, or 40.2%, to $0.8 million from $0.6 million due to an increase in complimentaries provided to our casino customers and the opening of a new restaurant as part of our expanded property. Promotional allowances increased $0.6 million as we increased direct mail cash coupons, complimentary promotional items and complimentary food and beverage sales in an effort to drive guest volume and to celebrate the opening of our casino expansion.

Operating expenses were $8.3 million for 2008 compared to $6.3 million, an increase of $2.0 million, or 31.9%. Casino expenses increased $0.6 million as a result of operating an expanded casino and greater volumes, and advertising and promotional expenses increased $0.3 million as we increased spending to create awareness of our new and expanded casino. Depreciation and amortization expense increased $0.6 million, or 98.1%, due to the completion of our expansion project. Gaming taxes increased $0.2 million as a result of a corresponding increase in casino revenues. General and administrative expenses increased $0.2 million. Food and beverage expenses increased $0.1 million as a result of a corresponding increase in food and beverage revenues.

For 2008, operating income for Fitzgeralds Black Hawk was $0.8 million compared to $1.8 million for 2007, a decrease of approximately $1.0 million, or 58.4%.

Overall Operating Results – Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007

The discussion of our consolidated financial results for the nine-month period of 2008 compared to 2007 is inclusive of interest expense from the amortization of the original issue discount and amortization of financing costs related to the pushdown of the Discount Notes.

For 2008, consolidated net operating revenues were $257.0 million compared to $273.9 million for 2007, a decrease of approximately $16.9 million, or 6.1%. Net revenues decreased approximately $12.2 million at the Majestic Properties, approximately $3.2 million at Fitzgeralds Tunica and approximately $1.4 million at Fitzgeralds Black Hawk. Our consolidated net revenues were negatively impacted by the deteriorating economy, higher gasoline prices, increased competition in our markets, poor weather and a smoking ban in Colorado, all of which reduced the gambling activity of our customers.

For 2008 compared to 2007, consolidated casino revenues, which comprised 88.6% of consolidated gross revenues in 2008, decreased $22.8 million, or 8.1%, to $258.5 million. Casino revenues decreased $18.7 million at the Majestic Properties, $3.6 million at Fitzgeralds Tunica and approximately $0.5 million at Fitzgeralds Black Hawk. Casino revenues were reduced at the Majestic Properties and Fitzgeralds Tunica by $7.4 million and $0.8 million, respectively, due to the increased utilization of downloadable promotional credits. See Note 2 – Summary of Significant Accounting Policies to our Notes to the Condensed Consolidated Financial Statements. Food and beverage revenues decreased $1.6 million, or 8.1%, partially offset by an increase in rooms revenues and other revenues of $0.4 million. Promotional allowances were $34.8 million compared to $41.9 million, a decrease of approximately $7.1 million, or 17.1%. Promotional allowances have decreased primarily as a result of the implementation of downloadable promotional credits at the Majestic Properties.

Operating expenses increased $34.6 million, or 14.2%, to $278.4 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating expenses decreased $6.9 million, or 2.8%, to $236.9 million. Gaming taxes decreased $4.2 million, or 6.4%, due to a corresponding decrease in casino revenues. Food and beverage expenses decreased $2.0 million, or 23.4%, as a result of the decrease in food and beverage revenues and also due to improved operational efficiencies of the Majestic Properties food and beverage operations. Economic incentive tax - City of Gary expense, net of refund decreased by $1.7 million, which resulted from the previously discussed interim settlement agreement with the City of Gary. Loss on disposal and write down of assets was lower by $0.7 million at $0.1 million compared to $0.8 million. In the prior year we incurred a $0.8 million charge for loss on disposal and write-down of obsolete slot machines.  Casino expenses increased $1.9 million due to increased payroll expense and increases in the cost of complimentary products and services provided to our casino customers, primarily at the Majestic Properties. Depreciation and amortization expenses increased $1.1 million due to the Fitzgeralds Black Hawk expansion assets being placed into service in June 2008 and the completion of the Fitzgeralds Tunica hotel project in 2007. Corporate expenses decreased $0.7 million.

We recorded an operating loss of $21.4 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating income was $20.1 million, a decrease of $9.9 million, or 33.0%, compared to $30.0 million for the prior year. Interest expense, net of interest income, was $46.3 million compared to $45.7 million in 2007, an increase of approximately $0.6 million, due to our having increased debt outstanding on our credit facility partially offset by lower interest rates. Consolidated net loss was $67.8 million for 2008, an increase in net loss of approximately $52.1 million compared to $15.7 million for the same period in 2007.

Segment Operating Results – Nine Months ended September 30, 2008 compared to Nine Months ended September 30, 2007

Majestic Properties

For the nine-month period of 2008, net operating revenues at the Majestic Properties were $172.3 million compared to $184.5 million for 2007, a decrease of approximately $12.2 million, or 6.6%.  Management believes this decrease was due to intensified competition in the northwest Indiana and neighboring markets, as well as the deteriorating economy, higher gas prices and comparatively more periods of poor weather. Casino revenues, which comprised 91.8% of gross revenues in 2008, were $172.5 million, a decrease of $18.7 million, or 9.8%, compared to $191.2 million for the prior year. Slot revenues decreased approximately $21.3 million, or 13.6%, to $135.5 million from $156.8 million. Slot revenues were impacted by the utilization of downloadable promotional credits, which reduced slot revenues by $7.4 million, a decline in slot coin-in of 8.8% and a slightly lower slot hold percentage. Table games and poker revenues increased by approximately $2.5 million, or 7.4%, to $36.9 million from $34.4 million, primarily due to an 11.4% increase in table games drop and a small increase in the table games hold percentage. Table games drop increased primarily in baccarat as a result of our opening a new baccarat room in May 2007. Also contributing to increased table games volumes was play from higher worth customers. Food and beverage revenues were $8.2 million, a decrease of $1.2 million, or 13.1%, from $9.4 million as a result of a decrease in casino customer volume and a reduction of operating hours in the buffet. Promotional allowances decreased $7.6 million, or 32.9%, due to the utilization of downloadable promotional credits which significantly reduced the amount of promotional cash coupons mailed to and redeemed by our customers.

Operating expenses increased $35.1 million, or 22.2%, to $193.6 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating expenses were $152.1 million for 2008 compared to $158.5 million, a decrease of $6.4 million, or 4.0%. Economic incentive tax - City of Gary expense, net of refund decreased by $1.7 million due to the interim settlement agreement with the City of Gary. Gaming taxes decreased $3.6 million resulting from a corresponding decrease in gaming revenues. Food and beverage expenses decreased $1.8 million as a result of the decrease in food and beverage revenues, improved operational efficiencies of the food and beverage operations and a reduction in the buffet’s operating hours. In the 2007 period, Majestic Properties recorded a loss on disposal and write down of assets of $0.8 million. A similar loss was not recognized in 2008.  Casino expenses increased $1.8 million, primarily due to increased payroll expense and increases in the cost of complimentary products and services provided to our casino customers.

For 2008, we recorded an operating loss of $21.4 million, which includes an estimated charge for impairment of goodwill of $41.5 million. Without the estimated charge for impairment of goodwill, operating income for the Majestic Properties was $20.1 million compared to $26.0 million for 2007, a decrease of $5.9 million, or 22.6%.

Fitzgeralds Tunica

For the nine-month period of 2008, net operating revenues at Fitzgeralds Tunica were $62.4 million, compared to $65.6 million for 2007, a decrease of approximately $3.2 million, or 5.0%. Increased revenues in the first quarter of 2008 were reversed in the second and third quarter. Casino revenues, which comprised 79.7% of gross revenues in 2008, were $60.8 million, a decrease of $3.6 million, or 5.6%, compared to $64.4 million for the prior year. Slot revenues decreased $3.2 million, or 5.6%, to $53.7 million from $56.9 million due to a decrease in the slot coin-in of 8.5%. Table games revenues decreased $0.4 million, or 5.3%, to $7.1 million from $7.5 million, due to a 12.3% decrease in table games drop partially offset by an increase in the table games hold of 1.2 percentage points. The reduced gaming volumes occurred mainly as a result of fewer visits from our junket program players.  Higher fuel prices have impacted not only our drive-in customers but have also increased the costs of bringing in players on our junket programs. Rooms revenue increased $0.3 million, or 5.4%, due to an increase in complimentary rooms offered to our casino customers and an increase in rooms available for sale resulting from a room remodel project that took rooms out of service during the 2007 period. Food and beverage revenues decreased $0.8 million, or 9.1%, due to a decrease in complimentary food and beverage offered to our casino customers.  Consequently, promotional allowances decreased $0.8 million.

Operating expenses were $59.6 million for 2008 compared to $61.3 million, a decrease of approximately $1.7 million, or 2.9%. Advertising and promotional expenses decreased $1.0 million. Advertising and marketing expenditures have been reduced to compensate for the reduction in revenues. Casino expenses decreased $0.6 million, primarily due to a decrease in the cost of complimentaries provided to casino customers. Gaming taxes decreased $0.5 million due to a corresponding decrease in gaming revenues. Depreciation expense increased $0.4 million as a result of the purchase of slot machines and equipment and the completion of our hotel remodeling project in 2007.

For 2008, operating income for Fitzgeralds Tunica was $2.8 million compared to $4.3 million for 2007, a decrease of $1.5 million, or 34.5%.

Fitzgeralds Black Hawk

For the nine-month period of 2008, net operating revenues at Fitzgeralds Black Hawk were $22.3 million compared to $23.7 million for 2007, a decrease of approximately $1.4 million, or 5.6%.  The decrease in net operating revenues is due to intensified competition in the Black Hawk market, poor weather, a smoking ban in Colorado that went into effect for casinos on January 1, 2008, as well as the deteriorating economy and higher gas prices. However, due to the opening of our casino expansion in June 2008, revenues increased in the third quarter. Casino revenues, which comprised 91.3% of gross revenues in 2008, were $25.3 million, a decrease of approximately $0.5 million, or 2.2%, compared to $25.8 million for the prior year. Slot revenues decreased $0.4 million, or 1.6%, to $24.8 million from $25.2 million, due to an 8.5% decrease in slot coin-in partially offset by a slight increase in slot hold percentage. Table games revenues decreased by $0.1 million, or 24.6%, to $0.5 million from $0.6 million due to a decline in table games drop of 13.0% and a decline in the table games hold of 2.8 percentage points. Food and beverage revenues increased $0.4 million, or 27.9%, to $2.0 million from $1.6 million due to an increase in complimentaries provided to our casino customers and the opening of a new restaurant as part of our expanded property. Promotional allowances increased $1.3 million as we increased direct mail cash coupons, complimentary promotional items and complimentary food and beverage sales in an effort to drive guest volume and to celebrate the opening of our casino expansion.

Operating expenses were $20.6 million for 2008 compared to $18.7 million, an increase of approximately $1.9 million, or 9.8%. Casino expenses increased $0.6 million due to our expanded casino operation, and advertising and promotional expenses increased $0.3 million to create awareness of our new and expanded casino. Depreciation and amortization expense increased $0.7 million, or 35.7%, due to the completion of our expansion project. General and administrative expenses increased $0.3 million, or 10.2%, primarily due to increased property taxes and sewer fees associated with the expansion of the facility.

For 2008, operating income for Fitzgeralds Black Hawk was $1.8 million compared to $4.9 million for 2007, a decrease of approximately $3.1 million, or 63.9%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, our debt level, not including the Discount Notes, increased to $571.3 million from $556.7 million at December 31, 2007.  The primary reason for the increase in our debt was lower cash flow from operating activities and the funding of the Fitzgeralds Black Hawk expansion, which affected our ability to pay down the balance on our Senior Secured Credit Facility.  For the nine months ended September 30, 2008, cash provided by operations was $16.9 million as compared to $36.5 for the nine months ended September 30, 2007.  Cash flow from operating activities was impacted by the significant competition we have experienced in all of our markets, generally weak economic conditions, including higher gas prices which has reduced visitations and amounts wagered by our customers, and the smoking ban in Colorado that went into effect on January 1, 2008, which prohibits gamblers at our Fitzgeralds Black Hawk property from smoking within the casino. A discussion of the competitive environment in which our casinos compete is presented above under “Executive Overview”.

We have historically used cash provided by operating activities to fund our working capital requirements, including daily casino operations, capital expenditures, distributions to our indirect member for income taxes, if required and permitted, and payments on our Senior Secured Credit Facility.  In recent periods, we have had a net working capital deficit and have utilized the availability on our Senior Secured Credit Facility to fund our working capital requirements as well as the semi-annual interest payment on our Senior Secured Notes and Senior Notes. In the past, we have not maintained excess cash but rather have utilized excess cash to pay down amounts drawn on the Senior Secured Credit Facility. During the last quarter we have been accumulating cash rather than paying down on the Senior Secured Credit Facility. At September 30, 2008, we had $9.6 million available on the Senior Secured Credit Facility.  This compares to $23.6 million and $38.5 million available at December 31, 2007 and September 30, 2007, respectively. On October 7, 2008, we drew substantially all the funds remaining under the Senior Secured Credit Facility.  At September 30, 2008, we had a negative working capital of $643.7 million compared to a negative working capital of $24.4 million at September 30, 2007 due to us classifying our debt as current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2008.

In addition to the $70.4 million outstanding on the Senior Secured Credit Facility, we have $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.9 million of capital leases and other debt. Every six months on October 15th and April 15th, we are required to pay $24.0 million to service the interest due on the Senior Secured Notes and Senior Notes. The interest payments due October 15, 2008 were not made prior to the expiration of the grace period on November 14, 2008 under the indentures, thereby resulting in an Event of Default under the indentures governing the Senior Notes and Senior Secured Notes and a default under Senior Secured Credit Facility. Accordingly, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders under our Senior Secured Credit Agreement also have the right to accelerate the maturity of our revolver. Further, the lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our current and future assets, which secure such indebtedness. Consequently, we have classified all of our debt, within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2008. See Note 11 – Subsequent Events to the Condensed Consolidated Financial Statements.

These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – Going Concern to our Notes to the Condensed Consolidated Financial Statements.

In addition, until such time as no interest payment default exists, we are (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the notes on the overdue installments of interest and an additional 2% on amounts outstanding under our Senior Secured Credit Facility and (ii) restricted from taking certain actions including making certain payments and investments and incurring certain indebtedness.

We face significant competition in each of our markets which negatively impacts our cash flow from operating activities. This is particularly significant in northwest Indiana, the market in which our Majestic Properties operate, because 65% of cash flow from operating activities of our casino properties is attributable to the Majestic Properties.

In the nine-month period of 2008, we spent $17.6 million on capital expenditures, primarily on completing the Fitzgeralds Black Hawk expansion. We have completed the expansion of Fitzgeralds Black Hawk’s facility which has cost approximately $36.0 million through September 30, 2008. As a result of the weak economy and the Colorado smoking ban, Fitzgeralds Black Hawk has not yet experienced the significant increases in operating cash flows which had been anticipated when the expansion was undertaken.

With the decline in our cash flow from operating activities, low availability on our Senior Secured Credit Facility, commitments to finish the Fitzgeralds Black Hawk expansion and significant semi-annual interest obligations, we spent very little on capital expenditures at our Majestic Properties and Fitzgeralds Tunica. Through September 30, 2008, the Majestic Properties and Fitzgeralds Tunica spent $0.8 million and $1.2 million respectively on capital expenditures. The majority of the spending was on maintenance capital expenditures, with minimal amounts spent on new gaming product, including slot machines.  During the first nine months of 2007, the Majestic Properties and Fitzgeralds Tunica spent $5.8 million and $6.7 million, respectively, on capital expenditures. The limited capital expenditure reinvestment, particularly in new amenities and gaming product, may cause further deterioration in our cash flow from operating activities. Capital expenditures at the Majestic Properties and Fitzgeralds Tunica will be limited for the remainder of 2008.

The indentures governing the Senior Secured Notes and the Senior Notes and the loan and security agreement for the Senior Secured Credit Facility allow for distributions to our member to pay income taxes under certain circumstances. If we are required and permitted to make tax distributions to our member, this could be a significant use of our cash.

The ultimate resolution of the Majestic Star Income Tax Protest, in which the Indiana Department of Revenue has assessed us and BDI $4.1 million, plus penalties and interest, and the Majestic Star Real Property Assessment Appeals could have a material impact on our liquidity in the period that the taxes are paid, if any, to the extent that we either pay such taxes or make distributions to our member for tax purposes. See Note 8 – Related Party Transactions to our Notes to the Condensed Consolidated Financial Statements.

We are party to various litigation matters and tax disputes, including the actions commenced against the City of Gary, Indiana relating to the Amended Majestic Development Agreement. An adverse judgment in any one or more of these cases or tax disputes, or a determination that the Amended Majestic Development Agreement is not enforceable, could have an adverse effect on our liquidity and financial position.

Majestic Holdco’s Discount Notes and Event of Default

Majestic Holdco issued $63.5 million aggregate principal amount at maturity of Discount Notes, due October 15, 2011. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%, which was paid in kind to October 15, 2008.  Commencing October 15, 2008, cash interest on the Discount Notes began to accrue which will first become payable on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. We are precluded from making distributions to Majestic Holdco as long as an Event of Default exists with our Senior Notes, Senior Secured Notes and Senior Secured Credit Facility.  In addition, there is an Event of Default under the indenture governing the Discount Notes issued by our parent. We anticipate that Majestic Holdco will not have sufficient funds available to make the interest payments required on the Discount Notes on April 15, 2009. Neither we nor any of our subsidiaries is a guarantor of the Discount Notes. Neither our equity in nor our assets of any of our subsidiaries secures the Discount Notes. See Note 6 – Long-Term Debt to our Notes to the Condensed Consolidated Financial Statements.

Credit Facility Amendments and Event of Default

We have entered into eight amendments to the loan and security agreement governing the Senior Secured Credit Facility, many of which were necessary so that we would be in compliance with either current or future financial covenants.

On March 31, 2008, we entered into Amendment Number Eight (“Amendment Eight”) to the Senior Secured Credit Facility.  Amendment Eight was necessary as we were out of compliance with the minimum EBITDA (as defined in the loan and security agreement to the Senior Secured Credit Facility) covenant of $70.0 million for the twelve-month period ended December 31, 2007. Amendment Eight waives the event of default that occurred as a result of being out of compliance with the minimum EBITDA covenant. Amendment Eight lowers the last twelve-month minimum EBITDA and interest coverage ratio financial covenants (together, the “Amended Financial Covenants”) for the applicable fiscal quarterly period end dates starting with the last twelve-month period ended March 31, 2008. Minimum EBITDA is now set at $58.5 million and the interest coverage ratio is set at 1.0 to1.0 for each twelve-month period as of the end of each calendar quarter. The Amended Financial Covenants were developed, in part, by forecasts we provided to the bank lending group to its Senior Secured Credit Facility. We were in compliance with the Amended Financial Covenants contained in the Senior Secured Credit Facility at September 30, 2008.

As a result of the Event of Default that exists under our Senior Secured Notes and Senior Notes, and the corresponding Event of Default that exists under our Senior Secured Credit Facility, we intend to enter into negotiations with the lenders under our Senior Secured Credit Facility to seek a forbearance from the lenders from exercising rights and remedies available pursuant to the Senior Secured Credit Facility. As part of these negotiations we will seek additional waivers, including waivers to achieve future Amended Financial Covenants. There can be no assurance that we will be successful in negotiating a forbearance agreement with our lenders or the impact of the terms of any such forbearance agreement on us.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect our financial results are noted in Note 4 - Recenlty Issued Accounting Pronouncements to the Condensed Consolidated Financial Statements included herein.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

CONTRACTUAL COMMITMENTS

As discussed in Note 3 – Going Concern, Note 6 – Long-Term Debt and Note 11– Subsequent Events to the Condensed Consolidated Financial Statements included herein, we have classified all our long-term debt as current as of September 30, 2008. Except for the foregoing, there have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As discussed in Note 3 – Going Concern, Note 6 – Long-Term Debt and Note 11– Subsequent Events to the Condensed Consolidated Financial Statements included herein, we have classified all our long-term debt as current as of September 30, 2008. Except for the foregoing, there have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4T.                      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), as appropriate, to allow for timely decisions regarding required disclosure.

As of September 30, 2008, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

Information regarding legal proceedings appears in Part I – Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements included herein.

ITEM 1A.                      RISK FACTORS.

Except as set forth below, there have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

We may not be able to continue as a going concern.

We have experienced declining operating results and a weakening financial position due to significant competition and deteriorating economic conditions in each of the markets in which we own and operate casino facilities.  As a result, we did not make the October 15, 2008 interest payments of $24.0 million in aggregate with respect to the Senior Secured Notes and Senior Notes prior to the expiration of the November 14, 2008 grace period. We are therefore in default of our Senior Notes, Senior Secured Notes and our Senior Secured Credit Facility. In addition, there is an Event of Default under the indentures governing the Discount Notes issued by our parent. See Note 11 – Subsequent Events to the Condensed Consolidated Financial Statements included herein. The trustee or a specified percentage of holders of the notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. In addition, the lenders under our Senior Secured Credit Facility have the right to accelerate the maturity date under the loan and security agreement. As of September 30, 2008, we had $571.3 million of indebtedness outstanding under our Senior Secured Notes, Senior Notes, Senior Secured Credit Facility, capital leases and other debt obligations. Consequently, we have classified all of our debt, including the debt of our parent which has been pushed down to us, the Discount Notes, within current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2008. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 5.                      OTHER INFORMATION.

See Note 11 – Subsequent Events to the Condensed Consolidated Financial Statements included herein for information regarding an increase in interest resulting from the specified Event of Default.

ITEM 6.                      EXHIBITS.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

31.1*	Certification of Chief Executive Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2008

THE MAJESTIC STAR CASINO, LLC

/s/ Don H. Barden
Don H. Barden
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP.

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

THE MAJESTIC STAR CASINO CAPITAL CORP. II

/s/ Don H. Barden
Don H. Barden
President and Chief Executive Officer
(Principal Executive Officer)

/s/Jon S. Bennett
Jon S. Bennett
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

S-1