Form 10-Q
period 2009-03-31
Majestic Star Casino Capital CORP; MAJESTIC STAR CASINO LLC; Majestic Star Casino Capital CORP II
filed 2009-05-15
CIK 1366612, 1016466, 1366611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months     (or for such shorter period that the registrant was required to submit and post such files)

Yes	☐	No	☐
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

Not Applicable

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)

PART I                        FINANCIAL INFORMATION
ITEM 1.                       FINANCIAL STATEMENTS.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$62,818,934	$57,749,752
Restricted cash	6,783,577	5,404,310
Accounts receivable, less allowance for doubtful accounts of $1,613,668 and
$1,432,009 as of March 31, 2009 and December 31, 2008, respectively	2,447,125	2,995,805
Inventories	934,524	984,034
Prepaid expenses and deposits	4,264,020	2,673,864
Receivable from affiliates	923,225	796,792
Total current assets	78,171,405	70,604,557

Property, equipment and improvements, net	258,101,105	263,563,631
Intangible assets, net	53,368,554	54,227,169
Goodwill	5,922,398	5,922,398

Other assets:
Deferred financing costs, net of accumulated amortization
of $13,288,753 and $12,452,427 as of March 31, 2009
and December 31, 2008, respectively	5,556,167	6,392,493
Deferred financing costs, pushed down from Majestic Holdco, net of accumulated amortization of $1,666,801 and $1,539,725 as of
March 31, 2009 and December 31, 2008, respectively	1,291,938	1,419,014
Other assets	1,640,902	1,381,103
Total other assets	8,489,007	9,192,610

Total assets	$404,052,469	$403,510,365

LIABILITIES AND MEMBER'S DEFICIT
Current liabilities:
Accounts payable	$2,204,073	$1,797,083
Current portion of long-term debt	579,728,798	579,928,327
Current portion of long-term debt of Majestic Holdco	63,500,000	63,500,000
Accrued liabilities:
Payroll and related	9,624,133	9,182,236
Interest	47,841,648	35,305,979
Interest of Majestic Holdco	3,682,118	1,697,743
Property and franchise taxes	14,760,050	16,378,070
Other accrued liabilities	15,529,521	15,295,736
Total current liabilities	736,870,341	723,085,174

Total liabilities	736,870,341	723,085,174

Commitments and contingencies (Note 7)

Member's deficit	(332,817,872)	(319,574,809)

Total liabilities and member's deficit	$404,052,469	$403,510,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
OPERATING REVENUES:
Casino	$81,371,481	$89,352,296
Rooms	2,603,731	2,988,731
Food and beverage	5,783,922	6,457,033
Other	1,981,149	2,040,009
Gross revenues	91,740,283	100,838,069
Less: promotional allowances	10,449,121	11,844,599
Net operating revenues	81,291,162	88,993,470

OPERATING COSTS AND EXPENSES:
Casino	22,589,463	24,897,532
Rooms	474,380	580,014
Food and beverage	2,076,885	2,096,677
Other	331,471	442,922
Gaming taxes	18,699,341	21,014,331
Advertising and promotion	5,452,230	5,685,939
General and administrative	13,645,941	14,744,031
Corporate expense	1,546,537	1,635,719
Restructuring fees	3,133,625	-
Economic incentive tax - City of Gary	1,594,709	1,752,954
Depreciation and amortization	7,993,738	8,284,659
Loss (gain) on disposal of assets	339,353	(13,278)
Total operating costs and expenses	77,877,673	81,121,500

Operating income	3,413,489	7,871,970

OTHER INCOME (EXPENSE):
Interest income	74,896	109,724
Interest expense	(14,619,663)	(13,433,717)
Interest expense - Majestic Holdco	(2,111,451)	(1,888,249)
Other non-operating expense	(334)	(15,151)
Total other expense	(16,656,552)	(15,227,393)

Net loss	$(13,243,063)	$(7,355,423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,243,063)	$(7,355,423)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	7,135,123	7,419,866
Amortization	858,616	864,793
Amortization of deferred financing costs	836,325	836,325
Amortization of bond discount on 12 ½% senior discount notes
pushed down from Majestic Holdco	-	1,761,173
Amortization of deferred financing costs on 12 ½% senior
discount notes pushed down from Majestic Holdco	127,076	127,076
Loss (gain) on disposal of assets	339,353	(13,278)
Changes in operating assets and liabilities:
Accounts receivable, net	548,680	1,376,996
Receivable from affiliates	(126,433)	(76,177)
Inventories	49,510	40,341
Prepaid expenses and deposits	(1,590,155)	(1,629,721)
Other assets	(273,172)	30,524
Accounts payable	202,964	97,568
Accrued payroll and other expenses	441,897	1,296,186
Accrued interest	12,535,669	11,851,861
Accrued interest of Majestic Holdco	1,984,375	-
Other accrued liabilities	(2,114,284)	(6,090,715)
Net cash provided by operating activities	7,712,481	10,537,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(597,416)	-
Additions to property and equipment	(1,695,321)	(6,459,859)
Increase in Lakefront Capital Improvement Fund	(252,500)	(606,311)
Proceeds from disposal of equipment	101,467	25,286
Net cash used in investing activities	(2,443,770)	(7,040,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,433,688	9,721,713
Repayment of line of credit	(1,348,628)	(13,850,000)
Repayment of debt	(284,589)	(63,165)
Net cash used in financing activities	(199,529)	(4,191,452)

Net increase (decrease) in cash and cash equivalents	5,069,182	(694,941)

Cash and cash equivalents, beginning of period	57,749,752	29,216,263

Cash and cash equivalents, end of period	$62,818,934	$28,521,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(unaudited)

	For The Three Months Ended
	March 31,
	2009	2008
Supplemental disclosure of cash flow information and non-cash investing and financing activities:

INTEREST PAID, NET OF CAPITALIZED INTEREST:	$1,247,668	$745,531

NON-CASH INVESTING ACTIVITIES:
Capital assets acquired from incurring accounts payable
and accrued liabilities, net	$603,438	$3,158,342
Capital assets transferred to prepaid rent	$-	$577,450

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

The Company is a multi-jurisdictional gaming company with operations in three states – Indiana, Mississippi and Colorado. The Company and its separate and distinct subsidiary limited liability companies and corporations own and operate the following gaming facilities:

•	A dockside casino and land based pavilion located on Lake Michigan in Gary, Indiana (“Majestic Star”);
•	A dockside casino and hotel located on Lake Michigan in Gary, Indiana (“Majestic Star II” and with Majestic Star, the “Majestic Properties”);
•	A casino-hotel located in Tunica County, Mississippi (“Fitzgeralds Tunica”); and
•	A casino located in Black Hawk, Colorado (“Fitzgeralds Black Hawk”).

The Company also has the following subsidiaries, which were formed for the purpose of facilitating financing transactions:

•
The Majestic Star Casino Capital Corp. (“MSCC”) is a co-obligor with the Company for the $300.0 million 9 ½% Senior Secured Notes due 2010 (the “Senior Secured Notes”). MSCC has no assets or operations; and

•
Majestic Star Casino Capital Corp. II (“MSCC II”) is a co-obligor with the Company for the $200.0 million 9 ¾% Senior Notes due 2011 (the “Senior Notes”). MSCC II has no assets or operations. See Note 5 – Long-Term Debt.

Except where otherwise noted, the words “we,” “us,” “our,” and similar terms, as well as the “Company,” refer to The Majestic Star Casino, LLC and all of its direct and indirect subsidiaries.

NOTE 2.                       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements include the accounts of The Majestic Star Casino, LLC and its separate and distinct subsidiary limited liability companies and corporations. All inter-company transactions and balances have been eliminated. These financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and with the instructions to Form 10-Q. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include the estimated useful lives of depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flow in assessing the recoverability of long-lived assets, and estimated liabilities for our self-insured medical and workers’ compensation plans, property taxes, slot club point programs and litigation, claims and assessments. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair statement of the results for the interim periods have been made. The results for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for the full fiscal year. The financial statements should be read in conjunction with the financial statements and notes thereto included in The Majestic Star Casino, LLC’s Annual Report on Form 10-K for the year ended December 31, 2008.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

As more fully discussed in Notes 3 – Going Concern and 5 – Long-Term Debt, the Company has experienced significant declines in operations at all of its casino properties and is in default under the documents which govern its indebtedness due to the failure to make its October 15, 2008 and April 15, 2009 interest payments on its Senior Secured Notes and Senior Notes. The Company is also not in compliance with its financial covenants under its Senior Secured Credit Facility. As a result, the Company has classified all of its debt, including the debt of its parent, which has been pushed down to the Company, within current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. Due to our declining financial performance, which results from the depressed economy, weak financial markets and significant competition in each of the markets in which the Company owns and operates casino facilities, there is substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification (except as previously discussed) of liabilities that may result from the outcome of these uncertainties.

PUSH DOWN OF DISCOUNT NOTES FROM MAJESTIC HOLDCO – The Company’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 include Majestic Holdco’s 12 ½% Senior Discount Notes, $63.5 million in principal due 2011 (the “Discount Notes”). The Discount Notes are solely the obligation of Majestic Holdco and Majestic Star Holdco, Inc. (the co-issuer with Majestic Holdco) and are unsecured. Neither the Company nor any of its subsidiaries guarantees the Discount Notes nor are the equity or assets of the Company or its subsidiaries security for the Discount Notes. The Discount Notes are being pushed down to the Company pursuant to the guidance in Securities and Exchange Commission Staff Accounting Bulletin 73, Topic 5(J). In addition to the pushdown of the Discount Notes, the Company is also reflecting $1.3 million and $1.4 million of deferred financing costs, net of amortization, related to the issuance of the Discount Notes, on its Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008, respectively. Amortization of deferred financing costs was $0.1 million for each of the three-month periods ended March 31, 2009 and 2008. The Company has recognized $2.0 million of accrued interest for the three months ended March 31, 2009 and amortization of bond discount of $1.8 million for the three months ended March 31, 2008. Amortization of deferred financing costs and bond discount are reflected as interest expense on the Company’s Condensed Consolidated Statements of Operations. See Note 5 – Long-Term Debt.

GOODWILL AND INDEFINITE-LIVED INTANGIBLE ASSETS - Goodwill represents the excess purchase price over the net assets acquired for the Fitzgeralds properties, which were acquired in December 2001. Goodwill for acquisitions after June 30, 2001 is not subject to amortization but is subject to impairment testing at least annually. Indefinite-lived intangible assets represent license rights at Majestic Star II, which are tested for impairment using a discounted cash flow approach.

At March 31, 2009, the Company had $5.9 million of goodwill and $41.5 million of intangible assets deemed to have an indefinite life. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Pursuant to SFAS 142, the Company is required to perform a formal impairment review of the Company’s goodwill and indefinite-lived intangible balances on at least an annual basis and between annual tests if events occur or circumstances change that would, more likely than not, reduce the fair value below the amount reflected on the balance sheet. The Company performs this review on December 31 of each year.

FINITE-LIVED INTANGIBLE ASSETS – Finite-lived intangible assets represent separately identifiable assets acquired in the Fitzgeralds Acquisition and in the acquisition of Trump Indiana, Inc. which was acquired in December 2005 (the “Trump Acquisition”), and are amortized over their estimated useful lives, generally eight to fifteen years. In addition, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we test long-lived assets for impairment if a triggering event occurs.

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

	For The Three Months Ended March 31,
	2009	2008
Rooms	$982,384	$1,170,445
Food and beverage	3,945,380	4,698,947
Other	205,932	244,662
Total	$5,133,696	$6,114,054

The following schedule lists total cash incentives and the retail cost of hotel, food, beverage, and other, which comprise total promotional allowances.

	For The Three Months Ended March 31,
	2009	2008
Cash based promotional activities	$1,742,788	$1,964,229
Slot club and other	1,264,816	1,911,477
Retail cost of rooms, food, beverage and other	7,441,517	7,968,893
Total	$10,449,121	$11,844,599

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

NOTE 3.                     GOING CONCERN

The Company has experienced declining operating results and a weakening in its financial position due to weak financial markets and significant competition and deteriorating economic conditions in each of the markets in which the Company owns and operates casino facilities. The Company has generated net losses of $150.4 million, $26.1 million and $14.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, and $13.2 million for the three months ended March 31, 2009. At March 31, 2009, the Company had cash and cash equivalents of $62.8 million, a net working capital deficit of $658.6 million and member’s deficit of $332.7 million. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Due to liquidity concerns, the Company has not made the October 15, 2008 and April 15, 2009 interest payments of $24.0 million each, at the respective interest payment dates, with respect to the Senior Secured Notes and Senior Notes. The Company is, therefore, in default of the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility (“Event of Default”). In addition, there is an Event of Default under the indenture governing the Discount Notes issued by the Company’s parent. The trustee or a specified percentage of holders of the notes have the right to accelerate the maturity date of the respective notes, which could result in all of the Company’s indebtedness becoming immediately due and payable. In addition, the lenders under the Senior Secured Credit Facility have the right to accelerate the maturity date under the loan and security agreement. As of March 31, 2009, the Company had $579.7 million of indebtedness outstanding, excluding the unpaid October 15, 2008 interest payments, under its Senior Secured Notes, Senior Notes, Senior Secured Credit Facility and capitalized leases. Consequently, the Company has classified all of its debt, including the $63.5 million debt of its parent which has been pushed down to the Company, the Discount Notes, within current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

The Company has engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in the Company’s operating results and financial position. These alternatives may include a recapitalization, restructuring or reorganization of the Company’s obligations or a sale of some or all of its assets. The Company and its advisors have entered into discussions with its secured lenders and note holders regarding the consequences of the Events of Default under the respective debt documents and the financial and strategic alternatives available to the Company. It is unlikely that any restructuring plan can be consummated outside of Chapter 11 of the U.S. Bankruptcy Code. The conditions and events described above raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4.                      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has adopted or will be required to adopt the following accounting policies resulting from the following newly issued standards.

•
In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

•
In April 2009, the FASB issued Staff Position No. 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP 115-2 and 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

•
In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The Company anticipates that adoption will have no material impact on its consolidated financial statements.

•
Effective January 1, 2009, the Company adopted FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 only applies prospectively to intangible assets acquired after the effective date. There was no impact on the Company’s consolidated financial statements upon adoption.

•
Effective January 1, 2009, the Company adopted FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. There was no impact on the Company’s consolidated financial statements upon adoption.

•
Effective January 1, 2009, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”) that establish a framework for measuring fair value and expanding disclosures related to fair value measurements for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis. There was no impact on the Company’s consolidated financial statements upon adoption.

•
Effective January 1, 2009, the Company adopted FASB Statement No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. There was no impact on the Company’s consolidated financial statements upon adoption.

•
Effective January 1, 2009, the Company adopted FASB Statement No.160, “Noncontrolling Interests in Consolidating Financial Statements” (“SFAS 160”). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. There was no impact on the Company’s consolidated financial statements upon adoption.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 5.                      LONG-TERM DEBT

Long-term debt outstanding as of March 31, 2009 and December 31, 2008 consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
9 ½% senior secured notes due 2010	$300,000	$300,000
9 ¾% senior notes due 2011	200,000	200,000
Senior secured credit facility due 2010	79,421	79,336
Capitalized leases and other debt	308	592
Long-term debt	579,729	579,928
Less current maturities	(579,729)	(579,928)
Total long-term debt	$-	$-

See Note 3 – Going Concern.

EVENT OF DEFAULT

The Company did not make the October 15, 2008 and April 15, 2009 interest payments of $24.0 million each, in the aggregate, with respect to the Senior Secured Notes and Senior Notes. As a result there is an Event of Default under the indentures governing the Senior Notes and the Senior Secured Notes and the loan and security agreement for the Senior Secured Credit Facility. Following the Event of Default, lenders under the Senior Secured Credit Facility, the trustee or a specified percentage of holders of the Senior Secured Notes, as well as the trustee or a specified percentage of holders of the Senior Notes have the right to accelerate the maturity date of the respective indebtedness, which would cause the respective indebtedness to be immediately due and payable and could result in all of the Company’s indebtedness becoming immediately due and payable. Consequently, the Company has classified all debt as current on its Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008. Further, the lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of the Company’s and its subsidiaries’ equity and on the Company’s and its subsidiaries’ assets which secure such indebtedness. The Company and its advisors have entered into discussions with its secured lenders and note holders regarding the restructuring of the Company’s debt.

In addition, the Company is (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the Senior Secured Notes and Senior Notes on the overdue installments of interest and an additional 2% in excess of the rates otherwise applicable under the Senior Secured Credit Facility and (ii) restricted from taking certain actions as specified in the covenants in the indentures governing the respective notes and the Senior Secured Credit Facility, including making certain payments and investments and incurring certain indebtedness.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

DISCOUNT NOTES

The Discount Notes, with a face value at maturity of $63.5 million, were issued on December 21, 2005, with Majestic Holdco receiving net proceeds of approximately $45.1 million. The net proceeds from the Discount Notes were contributed to the Company to assist in funding the Trump Acquisition and refinancing other debt. The Discount Notes are senior unsecured obligations of Majestic Holdco, ranking equally with all of its existing and future senior obligations and senior to all its future subordinated indebtedness. The Discount Notes are structurally subordinated to all of the Company’s indebtedness (including the Senior Notes, the Senior Secured Notes and the Senior Secured Credit Facility) and are effectively subordinated in respect of the membership interests of the Company pledged to secure the Senior Secured Credit Facility and the Senior Secured Notes. Neither the Company nor any of its subsidiaries is a guarantor of the Discount Notes. Neither the equity nor assets of the Company or any of its subsidiaries secures the Discount Notes. The Discount Notes pay interest, semiannually, on April 15 and October 15 at a rate of 12 ½%. The Discount Notes paid interest in kind until October 15, 2008. Commencing October 15, 2008, cash interest on the Discount Notes began to accrue with the first payment due on April 15, 2009. Majestic Holdco has no operations or the ability to generate cash flow internally. Majestic Holdco did not make the scheduled April 15, 2009 interest payment of $4.0 million within the applicable grace period following the payment due date. Due to the Event of Default which exists under the Senior Secured Notes, the Senior Notes and the Senior Secured Credit Facility plus non-payment of interest on the Discount Notes on April 15, 2009, there is an Event of Default under the indenture governing the Discount Notes. As a result of the Event of Default, the Company has classified the Discount Notes as current. The Discount Notes mature on October 15, 2011.

INTERCREDITOR AGREEMENT

The trustee under the Senior Secured Notes Indenture (as collateral agent) and Wells Fargo Foothill, Inc., the agent under the Senior Secured Credit Facility, are party to the intercreditor agreement which provides for the contractual subordination of the liens on the collateral securing the Senior Secured Notes (and the related guarantees) to the liens on the collateral securing the indebtedness under the Senior Secured Credit Facility.

The intercreditor agreement, among other things, limits the trustee’s rights in the Event of Default under the Senior Secured Notes. Under the intercreditor agreement, if the Senior Secured Notes become due and payable prior to the stated maturity or are not paid in full at the stated maturity at a time during which there is indebtedness outstanding under the Senior Secured Credit Facility, the trustee will not have the right to foreclose upon the collateral unless and until the lenders under the Senior Secured Credit Facility fail to take steps to exercise remedies with respect to or in connection with the collateral within 180 days following notice to the trustee. In addition, the intercreditor agreement prevents the trustee and the holders of the Senior Secured Notes from pursuing certain remedies with respect to the collateral in an insolvency proceeding. The intercreditor agreement also provides that the net proceeds from the sale of the collateral will first be applied to repay indebtedness outstanding under the Senior Secured Credit Facility and thereafter to the holders of the Senior Secured Notes.

As a result of the Event of Default that exists under the Senior Secured Credit Facility and the Senior Secured Notes, the trustee sent to the agent a default notice dated as of December 3, 2008. On December 11, 2008, the agent sent the trustee a “Standstill Notice” pursuant to the terms of the intercreditor agreement. As such, the trustee and the holders of the Senior Secured Notes are prohibited from taking action against the collateral during the 180-day standstill period.

NOTE 6.                      RESTRUCTURING FEES

The Company has engaged counsel and financial advisors to assist the Company with evaluating strategic alternatives aimed at addressing the Company’s operating results and financial position. In addition, the lenders and note holders have also engaged counsel and financial advisors and, with certain limitations, the Company has agreed to reimburse the lenders’ and note holders’ counsel and financial advisors. In the three months ended March 31, 2009, the Company incurred $3.1 million in restructuring related costs.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 7.                      COMMITMENTS AND CONTINGENCIES

LEGAL PROCEEDINGS

Various legal proceedings are pending against the Company and/or its subsidiaries. Except for the matters set forth below, management considers all such pending proceedings, comprised primarily of personal injury and equal employment opportunity claims, to be routine litigation incidental to the Company’s business. Except as described in our Annual Report on Form 10-K for the year ended December 31, 2008 or as described below, management believes that the resolution of these proceedings will not individually, or in the aggregate, have a material effect on the Company’s financial condition, results of operations or cash flows. See our Annual Report on Form 10-K for the year ended December 31, 2008 for a full description of our legal proceedings.

Majestic Star Income Tax Protest. As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company, BDI and BDI’s nonresident shareholder have been assessed $4.1 million, plus interest, for the fiscal year 1996 and the period January 1, 1998 through December 2003 by the Indiana Department of Revenue (“Department”) for gross wagering taxes paid by the Company and deducted for Indiana income tax purposes. The Department has taken the position that the Company had an obligation to add back gross wagering taxes in determining the Company’s taxable income, and to withhold and remit tax for the nonresident shareholder of BDI. The Company and BDI filed protests to challenge the imposition of the tax assessments. No significant developments have occurred with respect to the tax protests during the quarter ended March 31, 2009. No liability has been accrued in the Company’s financial statements relating to this matter.

Should the Company or the Company’s member ultimately be found liable for additional income taxes to the State of Indiana, the Company may make distributions sufficient to pay the additional tax. Any payments would be recorded as distributions in Member’s Deficit. For the years subsequent to 2003, BDI’s nonresident shareholder has paid Indiana state income tax taking into account the add-back of gross wagering tax.

Majestic Star Property Assessment Appeals. As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company received several notices from the Calumet Township (County of Lake, Indiana) Assessor increasing the assessed valuation of the Company's riverboats effective March 1, 2006 retroactive for the period January 1, 2006 through December 31, 2006, and updating the assessed valuation of the Company's real property, including the Company’s casino riverboats and certain parcels of land. These assessments are retroactive to the calendar years 2006 and 2007. The Company has initiated administrative appeals to challenge the increased assessed valuations of its real property as the Company believes such increased assessed valuations are unsupportable. The Company has continued to pay and accrue for property taxes based on the assessed valuations in place prior to the increases in assessment.

There have been no significant developments related to the Majestic Star property tax assessment appeals during the quarter ended March 31, 2009. It is too early to predict the outcome of the appeals; however, the range of likely outcomes is between $0 and $17.2 million, exclusive of interest. There is no way to tell if any amount in this range is more likely than any other. The Company has established a $3.4 million reserve related to this matter.

City of Gary, Indiana Development Obligation. As more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company commenced an arbitration proceeding against the City of Gary (“City”) before the American Arbitration Association seeking a declaration that the Amended Majestic Development Agreement between the Company and the City is in full force and effect; that the City is in material breach of it for not completing certain development obligations that benefit the Majestic Properties; and that the Company be awarded damages, or if the Amended Majestic Development Agreement is found not to be enforceable, the Company requests that the City be found in breach of the Majestic Development Agreement, the Gary New Century Agreement and the Trump Development Agreement, the predecessor agreements to the Amended Majestic Development Agreement, and that the Company be awarded damages under the agreements. If the Amended Majestic Development Agreement is not enforceable, then the Company could be required to pay the City an additional 1% of adjusted gross gaming receipts, retroactive to December 21, 2005, which would be due under the previously terminated Trump Development Agreement plus any amounts placed in the Lakefront Capital Improvement Fund that was created pursuant to the Amended Majestic Development Agreement. The additional 1% due to the City would equal $4.7 million.  At March 31, 2009 there was $1.0 million in the Lakefront Capital Improvement Fund.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Simultaneously with the arbitration, the Company also filed a lawsuit in Marion County Superior Court in an effort to bind the Indiana Gaming Commission to the results of the arbitration and to litigate any matters that are not covered by the parties’ arbitration agreement.  There were no significant developments in the arbitration or lawsuit during the quarter ended March 31, 2009. The Company is depositing economic incentive funds payable to the City under the Amended Majestic Development Agreement in a segregated bank account.

As of March 31, 2009, the balance in the segregated bank account was $2.7 million. It is too early to determine with certainty the outcome of the arbitration or litigation or the amount or likelihood of any recovery from the City.

NOTE 8.                      RELATED PARTY TRANSACTIONS

TRANSACTIONS BY OR WITH AFFILIATES

Pushdown of Majestic Holdco Discount Notes. The Company’s condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 include the $63.5 million of Discount Notes issued by Majestic Holdco in connection with the Trump Acquisition and other refinancing transactions. The Discount Notes are solely the obligation of Majestic Holdco. See Note 2 – Basis of Presentation and Summary of Significant Accounting Policies and Note 5 – Long-Term Debt.

Manager Agreement. Distributions to BDI under the Manager Agreement, dated October 7, 2003, are governed and limited by the terms of the indentures governing the Discount Notes, the Senior Secured Notes and the Senior Notes (collectively, the “Notes”) and by the terms of the Senior Secured Credit Facility. The distributions for each fiscal quarter may not exceed 1% of the Company’s consolidated net operating revenue and 5% of the Company’s consolidated cash flow (as defined in the indentures governing the Notes and the terms of the Senior Secured Credit Facility) for the immediately preceding fiscal quarter. During 2009 and 2008 and as of March 31, 2009, the Company was and is precluded from making distributions to BDI due to its failure to achieve certain financial ratios necessary to make the distributions and the prohibition of making distributions to its manager if there is an Event of Default under the Company’s governing debt documents.

Tax Distributions. The Company did not make a distribution to its member in 2009.

PITG Gaming, LLC Expense Sharing Agreement. The Company entered into an expense sharing agreement with PITG Gaming, LLC (“PITG”), an indirectly owned subsidiary of BDI in November 2007. The expense sharing agreement provided for reimbursement from PITG to the Company for expenses paid by the Company on behalf of PITG. These expenses were primarily for payroll and travel costs related to the development of a casino in Pittsburgh, Pennsylvania. The Company charged PITG $0.4 million during the three-month period ended March 31, 2008 pursuant to the expense sharing agreement. Amounts under the expense sharing agreement were repaid in August 2008 and the agreement was terminated.

PITG Revolving Promissory Note. PITG entered into a revolving promissory note with the Company in November 2007, whereby PITG could request advances from time to time from the Company up to $5.0 million. The note evidenced amounts outstanding under the expense sharing agreement. Nothing was owed to the Company under the promissory note as of March 31, 2008. The note was repaid in August 2008 and the note was cancelled.

Barden Nevada Expense Sharing Agreement. The Company has entered into an expense sharing agreement dated October 7, 2003 with Barden Nevada Gaming, LLC (“Barden Nevada”). The expense sharing agreement provides for a fee from Barden Nevada to the Company in the amount of the greater of (i) $0.5 million per year or (ii) the actual amount of certain specified expenses incurred by the Company in connection with providing services to Barden Nevada. The Company charged Barden Nevada $0.3 million and $0.4 million for the three-month periods ended March 31, 2009 and 2008, respectively, pursuant to the expense sharing agreement. As of March 31, 2009, $0.6 million was owed under the expense sharing agreement.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

Barden Nevada Revolving Promissory Note. On October 7, 2007, Barden Nevada entered into a revolving promissory note with the Company, whereby Barden Nevada may request advances from time to time from the Company not to exceed $5.0 million. The note evidences amounts outstanding under the expense sharing agreement. Interest is calculated based on the prime rate (as published in the Money Section of the Wall Street Journal), plus the margin spread, including 2% default interest, paid by the Company under prime rate borrowings with Wells Fargo Foothill, the agent bank under the Senior Secured Credit Facility. Interest is paid quarterly, in arrears. Any costs that are funded by the Company and not repaid by Barden Nevada within 30 days will be added to the principal amount outstanding. All amounts outstanding under the promissory note are due and payable on April 15, 2010 along with the accrued and unpaid interest. As of March 31, 2009 and March 31, 2008, $0.4 million and $0.1 million, respectively, were owed the Company under this promissory note. The highest amount owed under the note during the first three months of 2009 was $0.4 million.

Other Related Parties. The Company has receivables on its balance sheet with Majestic Holdco and BDI in the amount of $0.1 million each. The receivables relate to the payment of professional services on behalf of these entities and unreimbursed expenses related to benefit and insurance plans in which these entities participate.

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

The accounting policies of each business segment are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2008. There are minimal inter-segment sales.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

A summary of the Properties’ operations and expenditures for additions to long-lived assets by business segment for the three months ended March 31, 2009 and 2008 is presented below (in thousands):

	For The Three Months Ended
	March 31,
	2009	2008
Net revenues:
Majestic Properties	$52,321	$59,438
Fitzgeralds Tunica	21,285	22,727
Fitzgeralds Black Hawk	7,685	6,828
Total	$81,291	$88,993

Operating income (loss):
Majestic Properties	$4,858	$6,403
Fitzgeralds Tunica	2,806	2,518
Fitzgeralds Black Hawk	483	646
Corporate (1)	(4,734)	(1,695)
Total	$3,413	$7,872

Segment depreciation and amortization:
Majestic Properties	$3,999	$4,768
Fitzgeralds Tunica	2,769	2,873
Fitzgeralds Black Hawk	1,172	584
Corporate	54	60
Total	$7,994	$8,285

Expenditure for additions to long-lived assets:
Majestic Properties	$1,107	$559
Fitzgeralds Tunica	370	707
Fitzgeralds Black Hawk	209	5,177
Corporate	9	17
Total	$1,695	$6,460

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff, plus restructuring fees of $3.1 million in 2009, and are not allocated to the properties.

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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$12,486,312	$-	$50,332,622	$-		$62,818,934
Restricted cash	6,158,577	-	625,000	-		6,783,577
Accounts receivable, net	1,170,312	-	1,276,813	-		2,447,125
Inventories	313,338	-	621,186	-		934,524
Prepaid expenses and deposits	2,405,086	-	1,858,934	-		4,264,020
Receivable from affiliate	33,275,281	-	1,399	(32,353,455)	(a)	923,225
Investment in subsidiaries	77,452,848	-	-	(77,452,848)	(b)	-
Total current assets	133,261,754	-	54,715,954	(109,806,303)		78,171,405

Property, equipment and improvements, net	127,725,994	-	130,375,111	-		258,101,105
Intangible assets, net	-	-	53,368,554	-		53,368,554
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	5,556,167	-	-	-		5,556,167
Deferred financing costs of
Majestic Holdco, net (c)	1,291,938	-	-	-		1,291,938
Long-term receivable from affiliates	128,301,892	-	14,184,393	(142,486,285)	(a)	-
Other assets	1,057,861	-	583,041	-		1,640,902
Total other assets	136,207,858	-	14,767,434	(142,486,285)		8,489,007
Total assets	$397,195,606	$-	$259,149,451	$(252,292,588)		$404,052,469

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,168,076	$-	$1,035,997	$-		$2,204,073
Current portion of long-term debt	579,477,178	300,000,000	251,620	(300,000,000)	(d)	579,728,798
Current portion of long-term debt of
Majestic Holdco (e)	63,500,000	-	-	-		63,500,000
Payable to affiliates	-	-	32,353,455	(32,353,455)	(a)	-
Accrued liabilities:
Payroll and related	3,792,958	-	5,831,175	-		9,624,133
Interest	47,840,048	-	1,600	-		47,841,648
Interest of Majestic Holdco	3,682,118	-	-	-		3,682,118
Property and franchise taxes	8,407,549	-	6,352,501	-		14,760,050
Other accrued liabilities	7,961,157	-	7,568,364	-		15,529,521
Total current liabilities	715,829,084	300,000,000	53,394,712	(332,353,455)		736,870,341

Due to affiliates	14,184,394	-	128,301,891	(142,486,285)	(a)	-
Total liabilities	730,013,478	300,000,000	181,696,603	(474,839,740)		736,870,341
Member's (deficit) equity	(332,817,872)	(300,000,000)	77,452,848	222,547,152	(b)(d)	(332,817,872)
Total liabilities and member's (deficit) equity	$397,195,606	$-	$259,149,451	$(252,292,588)		$404,052,469

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,044,826	$-	$49,704,926	$-		$57,749,752
Restricted cash	4,779,310	-	625,000	-		5,404,310
Accounts receivable, net	1,341,328	-	1,654,477	-		2,995,805
Inventories	328,701	-	655,333	-		984,034
Prepaid expenses and deposits	1,389,030	-	1,284,834	-		2,673,864
Receivable from affiliate	40,247,247	-	1,399	(39,451,854)	(a)	796,792
Investment in subsidiaries	70,144,117	-	-	(70,144,117)	(b)	-
Total current assets	126,274,559	-	53,925,969	(109,595,971)		70,604,557

Property, equipment and improvements, net	129,412,625	-	134,151,006	-		263,563,631
Intangible assets, net	-	-	54,227,169	-		54,227,169
Goodwill	-	-	5,922,398	-		5,922,398
Other assets:
Deferred financing costs, net	6,392,493	-	-	-		6,392,493
Deferred financing costs, pushed down
from Majestic Holdco, net (c)	1,419,014	-	-	-		1,419,014
Long-term receivable from affiliates	131,676,892	-	15,649,594	(147,326,486)	(a)	-
Other assets	789,462	-	591,641	-		1,381,103
Total other assets	140,277,861	-	16,241,235	(147,326,486)		9,192,610
Total assets	$395,965,045	$-	$264,467,777	$(256,922,457)		$403,510,365

LIABILITIES AND MEMBER'S (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$942,718	$-	$854,365	$-		$1,797,083
Current portion of long-term debt	579,429,270	300,000,000	499,057	(300,000,000)	(d)	579,928,327
Current portion of long-term debt of
Majestic Holdco (e)	63,500,000	-	-	-		63,500,000
Payable to affiliates	-	-	39,451,854	(39,451,854)	(a)	-
Accrued liabilities:
Payroll and related	3,589,107	-	5,593,129	-		9,182,236
Interest	35,303,479	-	2,500	-		35,305,979
Interest of Majestic Holdco	1,697,743	-	-	-		1,697,743
Property and franchise taxes	8,945,347	-	7,432,723	-		16,378,070
Other accrued liabilities	6,482,596	-	8,813,140	-		15,295,736
Total current liabilities	699,890,260	300,000,000	62,646,768	(339,451,854)		723,085,174

Due to affiliates	15,649,594	-	131,676,892	(147,326,486)	(a)	-
Total liabilities	715,539,854	300,000,000	194,323,660	(486,778,340)		723,085,174
Member's (deficit) equity	(319,574,809)	(300,000,000)	70,144,117	229,855,883	(b)(d)	(319,574,809)
Total liabilities and member's (deficit) equity	$395,965,045	$-	$264,467,777	$(256,922,457)		$403,510,365

(a)	To eliminate intercompany receivable and payables.
(b)	To eliminate intercompany accounts and investment in subsidiaries.
(c)	Reflects the pushdown of deferred financing costs related to the issuance of the Discount Notes of Majestic Holdco, net of amortization, pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
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

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$29,087,809	$-	$52,283,672	$-		$81,371,481
Rooms	-	-	2,603,731	-		2,603,731
Food and beverage	1,905,837	-	3,878,085	-		5,783,922
Other	979,296	-	1,001,853	-		1,981,149
Gross revenues	31,972,942	-	59,767,341	-		91,740,283
Less promotional allowances	3,007,220	-	7,299,916	141,985	(a)	10,449,121
Net operating revenues	28,965,722	-	52,467,425	(141,985)		81,291,162

OPERATING COSTS AND EXPENSES:
Casino	8,067,556	-	14,521,907	-		22,589,463
Rooms	-	-	474,380	-		474,380
Food and beverage	895,514	-	1,181,371	-		2,076,885
Other	129,905	-	201,566	-		331,471
Gaming taxes	8,408,999	-	10,290,342	-		18,699,341
Advertising and promotion	1,478,461	-	4,115,754	(141,985)	(a)	5,452,230
General and administrative	5,303,349	-	8,342,592	-		13,645,941
Corporate expense	1,546,537	-	-	-		1,546,537
Restructuring fees	3,133,625	-	-	-		3,133,625
Economic incentive tax - City of Gary	884,625	-	710,084	-		1,594,709
Depreciation and amortization	2,630,532	-	5,363,206	-		7,993,738
Loss (gain) on disposal of assets	355,581	-	(16,228)	-		339,353
Total operating costs and expenses	32,834,684	-	45,184,974	(141,985)		77,877,673

Operating (loss) income	(3,868,962)	-	7,282,451	-		3,413,489

OTHER (EXPENSE) INCOME :
Interest income	41,078	-	33,818	-		74,896
Interest expense	(14,612,125)	-	(7,538)	-		(14,619,663)
Interest expense - Majestic Holdco (b)	(2,111,451)	-	-	-		(2,111,451)
Other non-operating expense	(334)	-	-	-		(334)
Equity in net income of subsidiaries	7,308,731	-	-	(7,308,731)	(c)	-
Total other (expense) income	(9,374,101)	-	26,280	(7,308,731)		(16,656,552)
Net (loss) income	$(13,243,063)	$-	$7,308,731	$(7,308,731)		$(13,243,063)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating		Total
	LLC	Capital Corp.	Subsidiaries	Entries		Consolidated
OPERATING REVENUES:
Casino	$31,422,809	$-	$57,929,487	$-		$89,352,296
Rooms	-	-	2,988,731	-		2,988,731
Food and beverage	2,444,640	-	4,012,393	-		6,457,033
Other	912,159	-	1,127,850	-		2,040,009
Gross revenues	34,779,608	-	66,058,461	-		100,838,069
Less promotional allowances	3,418,200	-	8,238,642	187,757	(a)	11,844,599
Net operating revenues	31,361,408	-	57,819,819	(187,757)		88,993,470

OPERATING COSTS AND EXPENSES:
Casino	8,806,046	-	16,091,486	-		24,897,532
Rooms	-	-	580,014	-		580,014
Food and beverage	761,075	-	1,335,602	-		2,096,677
Other	232,550	-	210,372	-		442,922
Gaming taxes	9,177,561	-	11,836,770	-		21,014,331
Advertising and promotion	1,679,704	-	4,193,992	(187,757)	(a)	5,685,939
General and administrative	6,254,318	-	8,489,713	-		14,744,031
Corporate expense	1,635,719	-	-	-		1,635,719
Economic incentive tax - City of Gary	924,967	-	827,987	-		1,752,954
Depreciation and amortization	3,127,876	-	5,156,783	-		8,284,659
Gain on disposal of assets	(13,278)	-	-	-		(13,278)
Total operating costs and expenses	32,586,538	-	48,722,719	(187,757)		81,121,500

Operating (loss) income	(1,225,130)	-	9,097,100	-		7,871,970

OTHER (EXPENSE) INCOME :
Interest income	59,905	-	49,819	-		109,724
Interest expense	(13,433,344)	-	(373)	-		(13,433,717)
Interest expense - Majestic Holdco (b)	(1,888,249)	-	-	-		(1,888,249)
Other non-operating expense	(15,151)	-	-	-		(15,151)
Equity in net income of subsidiaries	9,146,546	-	-	(9,146,546)	(c)	-
Total other (expense) income	(6,130,293)	-	49,446	(9,146,546)		(15,227,393)

Net (loss) income	$(7,355,423)	$-	$9,146,546	$(9,146,546)		$(7,355,423)

(a)	To eliminate intercompany transactions.
(b)	Includes amortization of deferred financing costs and interest expense related to the issuance of Majestic Holdco’s Discount Notes pushed down pursuant to SEC Staff Accounting Bulletin 73 Topic 5(J).
(c)	To eliminate equity in net income of subsidiaries.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2009

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated

NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(4,778,000)	$-	$12,490,481	$-	$7,712,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	(597,416)	-	-	-	(597,416)
Additions to property and equipment	(1,104,106)	-	(591,215)	-	(1,695,321)
Decrease in Lakefront Capital Improvement Fund	(252,500)	-	-	-	(252,500)
Proceeds from disposal of equipment	600	-	100,867	-	101,467
Net cash used in investing activities	(1,953,422)	-	(490,348)	-	(2,443,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	1,433,688	-	-	-	1,433,688
Repayment of line of credit	(1,348,628)	-	-	-	(1,348,628)
Advances from (to) affiliates	11,125,000	-	(11,125,000)	-	-
Repayment of debt	(37,152)	-	(247,437)	-	(284,589)
Net cash provided by (used in) financing activities	11,172,908	-	(11,372,437)	-	(199,529)

Net increase in cash and cash equivalents	4,441,486	-	627,696	-	5,069,182

Cash and cash equivalents, beginning of period	8,044,826	-	49,704,926	-	57,749,752

Cash and cash equivalents, end of period	$12,486,312	$-	$50,332,622	$-	$62,818,934

(a)	Includes interest expense of $2.0 million and amortization of deferred financing costs of $0.1 million related to Majestic Holdco's Discount Notes.

THE MAJESTIC STAR CASINO, LLC AND SUBSIDIARIES
(A Wholly Owned Subsidiary of Majestic Holdco, LLC)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(unaudited)

NOTE 10.                      SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2008

	The Majestic	The Majestic
	Star Casino,	Star Casino	Guarantor	Eliminating	Total
	LLC	Capital Corp.	Subsidiaries	Entries	Consolidated
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES: (a)	$(6,949,792)	$-	$17,487,187	$-	$10,537,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(518,372)	-	(5,941,487)	-	(6,459,859)
Decrease in Lakefront Capital Improvement Fund	(606,311)	-	-	-	(606,311)
Proceeds from disposal of equipment	25,286	-	-	-	25,286
Net cash used in investing activities	(1,099,397)	-	(5,941,487)	-	(7,040,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	9,721,713	-	-	-	9,721,713
Repayment of line of credit	(13,850,000)	-	-	-	(13,850,000)
Advances from (to) affiliates	12,950,000	-	(12,950,000)	-	-
Repayment of debt	(49,854)	-	(13,311)	-	(63,165)
Net cash provided by (used in) financing activities	8,771,859	-	(12,963,311)	-	(4,191,452)

Net increase (decrease) in cash and cash equivalents	722,670	-	(1,417,611)	-	(694,941)

Cash and cash equivalents, beginning of period	8,055,172	-	21,161,091	-	29,216,263

Cash and cash equivalents, end of period	$8,777,842	$-	$19,743,480	$-	$28,521,322

(a)	Includes interest expense of $1.8 million and deferred financing costs of $0.1 million related to the amortization of bond discount and deferred financing costs of Majestic Holdco's Discount Notes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “could,” “might,” and other words or phrases of similar meaning and include, without limitation, discussions of future actions or objectives, development and acquisition plans, strategies, future performance, the outcome of contingencies such as legal proceedings, and future financial results. Although these forward-looking statements reflect our good-faith belief and reasonable judgment based on current information, these statements involve a number of risks and uncertainties, many of which are beyond our control, which could cause our actual results to differ materially from those suggested by the forward-looking statements.  In particular, you should consider these forward-looking statements in light of the risk factors set forth in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and factors described in this report, as well as other factors that will be discussed in future reports filed with or furnished to the SEC. Given these risks and uncertainties, you should not place undue reliance on any such forward-looking statements in this Quarterly Report on Form 10-Q, which speak only as of the date hereof. Except as required by law, we assume no obligation to update these forward-looking statements, even though our situation may change in the future. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to and in our reports filed with or furnished to the SEC.

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

Key Performance Indicators

At our casino properties, casino revenues, which contribute approximately 89% of our consolidated gross revenues, are the combination of our win at slots, table games and poker and are typically called slot revenues (for slot machine win), table games revenues (for table games win) and poker revenues (for poker win). We normally analyze slot revenues and table games revenues utilizing two principal components of each: (1) slot machine handle or coin-in, which comprises the total dollar volume wagered at the slot machines, and slot machine win percentage, which is the amount the casino won from customers divided by the amounts wagered by customers at slot machines (handle or coin-in), and (2) table games drop, which represents the sum of markers issued (credit instruments) less markers paid at the tables, plus cash, foreign chips and other cash equivalents, and free bet coupons deposited in the table games drop box, and table games hold percentage, which is the amount of table games drop, plus the closing table games inventory (i.e., the amount of chips, tokens and coins used to operate the table games) and transfer of chips, tokens and coins to the casino cashier area (credits), less the beginning table games inventory and transfers of chips, tokens and coins to the table games (fills), divided by table games drop. Slot machine win and table games hold percentages are not fully controllable by us. Slot machines win and table games hold percentages are variable and will fluctuate, particularly when measured over short periods of time. Customers who wager substantial amounts in table games and slots can significantly affect our win and hold percentages for a particular period as they can cause considerable swings in the casinos’ winnings and losses. Poker revenue is generated by taking a percentage of the amounts wagered by poker players during a poker game.

Key Developments

Developments that affected our results during the first quarter of 2009 and/or may affect future results include:

•
An event of default exists under the indentures governing the Senior Secured Notes and the Senior Notes, the Senior Secured Credit Facility and the indenture which governs the Discount Notes (“Event of Default”) due to our decision to not make the October 15, 2008 and April 15, 2009 interest payments on the Senior Secured Notes and the Senior Notes. In addition, our parent did not make the cash interest payment on the Discount Notes due April 15, 2009.  Consequently, we have classified all debt, including the debt of our parent, within current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

•
We have engaged financial advisors to assist in the evaluation of a broad range of financial and strategic alternatives aimed at addressing trends in our operating results and financial position. We continue our evaluation of financial and strategic alternatives, which may include a recapitalization, restructuring or reorganization of our obligations or a sale of some or all of our business assets. We are actively working with our advisors toward such a transaction that would modify our capital structure, including our outstanding indebtedness. Given the current valuations for regional gaming companies such as ours, the weak economic environment, our diminishing cash flows, and the reduced availability of debt and equity capital in the U.S. markets, it is unlikely that any restructuring plan can be consummated outside a bankruptcy proceeding.

•
We have significant negative working capital. Our negative working capital is the result of all of our debt and accrued and unpaid interest on our Senior Secured Notes and Senior Notes and the Discount Notes issued by our parent being reflected as current. As previously and further discussed, we are in negotiations with our creditors regarding a recapitalization, restructuring or reorganization of our obligations. As a result of not paying interest on the Senior Secured Notes and Senior Notes, we have the liquidity to pay our other current obligations, fund our capital expenditure program and pay our restructuring advisors and the restructuring advisors of our creditors. However, our only source of cash is from operations. If there is a requirement that we should have to pay down on the Senior Secured Credit Facility to reduce the amount outstanding to an amount below the borrowing base (as defined in the loan and security agreement to the Senior Secured Credit Facility), or if we do not prevail on disputed property and income tax matters in Indiana, or if our cash flows from operations should decline more rapidly, then our liquidity could be adversely impacted if we do not further reduce expenses and our capital expenditure program. (see discussions below)

•
The spending and visitation habits of our casino customers have been negatively impacted by the weakening economy, rising unemployment and instability in the housing market. At this time we cannot project when the spending/visitation habits of our customers will improve.

•
The results of our operations continue to be negatively impacted by the new or renovated facilities opened in 2008 by our competitors, particularly in northwest Indiana, the market in which our Majestic Properties competes. We have seen casinos in northwest Indiana increase the number of lower denomination slot machines on their casino floors, particularly penny slot machines. Penny slot machines have been one of the best performing slot denominations in the market and the Majestic Properties has seen good revenue performance within this segment; however, our future performance in the lower denomination slot machine segment is at risk as our competitors add more lower denomination slot machines, and in particular penny slot machines, to their casino floors.

•
We have been aggressive in reducing operating costs, particularly at the Majestic Properties and Fitzgeralds Tunica, due to the impact that competition and the weak economy have had on our net revenues. We have reduced labor to be in alignment with casino volumes and have also reduced labor in administrative areas by combining functions. We will continue to evaluate reductions in our operating costs and will implement these reductions as additional opportunities are identified. We are focused on reducing slot machine lease expenses as we believe that with our 2009 slot capital expenditure program (as discussed below) we will be able to reduce the number of leased slot machines at our properties. Generally, leased slot machines are more costly over time than slot machines that are purchased. We are also looking at other agreements with vendors to see which can be renegotiated to include more favorable terms. We will continue to explore ways of reducing expenses that will not have a detrimental impact on revenues.

•
We have a $12.3 million capital expenditure budget for 2009. The budget includes the acquisition of new slot machines and slot machine conversions at all of our properties, relocation and expansion of the baccarat room and a remodeling of the two casino vessels at the Majestic Properties, the remodeling of the buffet, opening of a new deli/grill, development of a high-end gaming room and VIP lounge, and remodeling of bathrooms, casino stage and main casino bar at Fitzgeralds Tunica and relocation, expansion and enhancement of our table games pit at Fitzgeralds Black Hawk. All of these projects are currently underway. We are also considering increasing our 2009 capital budget to include $0.5 million for remodeled bathrooms and new slot machine bases at the Majestic Properties and $1.0 million for additional new slot machines at Fitzgeralds Tunica. We believe that the remodeled bathrooms and new slot bases at the Majestic Properties will be complementary to our casino remodel projects and that new slot machines at Fitzgeralds Tunica will allow us to further reduce slot machine lease expense and provide a favorable return on investment.

•
At the Majestic Properties we have made some significant changes in management, including a new general manager, vice president of marketing and a new food and beverage team. The new executives have many years of gaming experience and know the market well. These new executives, along with our current executives, are focused on enhancing revenue performance by refining our marketing and promotional programs, modifying the slots and table games offered to our gaming customers and improving the quality and value our customers receive at our food and beverage outlets. Additional changes, which we believe will increase revenues, include the relocation and expansion of our baccarat room to better cater to and attract Asian customers, which is anticipated to be completed in June 2009, remodeling the casino and modifying the casino floor to create better sight lines and aisle space and adding more popular penny slot machines. Management is focused on improving margins and has reduced our labor to be more efficient and inline with our current casino volumes. We are focused on reducing the number of leased slot machines with the installation of new slot machines and conversions under our 2009 capital expenditure program.

•
At Fitzgeralds Tunica we have started the buffet remodel. The new buffet will have expanded seating, through elimination of the existing café, a new décor and design and food preparation action stations. The new buffet should greatly improve our customers’ dining experience and our ability to utilize the buffet as a marketing tool. To complement our food offering, we are also creating a deli/grill outlet that will cater to customers who desire an expedited dining experience. We are also moving forward with a casino remodel project that will create a new high limit table game room, VIP lounge, remodeled casino bathrooms, new casino stage and improved main casino bar. We also continue to focus on cost reduction, including efficiencies through labor savings and guest service improvements that will occur when we combine our cage and card center operations. We will also reduce the number of leased slot machines with the installation of new slot machines and conversions under our 2009 capital expenditure program.

•
We continue to focus on ways to enhance revenue by better utilizing the new casino space and amenities at Fitzgeralds Black Hawk that were created when we completed our $36.0 million expansion of the property in June of 2008. During the first quarter we relocated our table games pit to the first floor of our expanded casino. The location of the pit brings greater visibility to our table games operation, which is important as we approach the start of expanded gaming in July 2009, which will allow for increased betting limits from $5 to $100, 24-hour a day operation and the ability to offer the table games of craps and roulette. Our current offering consists of six table games. Once expanded gaming is implemented, we plan to offer ten table games, including craps and roulette. The new table games pit is adjacent to our new casino bar, and will include flat screen TVs to create an area of energy and excitement, especially during sporting events. We have moved the slot machines throughout our casino to improve sight lines, increase aisle space and provide better accessibility to areas of the casino floor. In terms of slot denomination mix, we continue to increase the number of penny slot machines, which we feel is the slot denomination most sought after by our customers. To enhance our marketing tools, attract customers and increase casino volumes, we have expanded our menu mix in our café, created value oriented food price points and implemented a food coupon program. In the upcoming quarter we will begin hosting regular slot tournaments for our best players and will continue to utilize our expanded banquet facility for hosting and entertaining our casino customers.

The following table sets forth information derived from our statements of operations (in thousands):

	For The Three Months Ended
	March 31,		Percent
	2009	2008	Change
Gross revenues:
Majestic Properties	$56,941	$64,855	-12.2%
Fitzgeralds Tunica	25,276	27,550	-8.3%
Fitzgeralds Black Hawk	9,523	8,433	12.9%
Total	$91,740	$100,838	-9.0%

Net revenues:
Majestic Properties	$52,321	$59,438	-12.0%
Fitzgeralds Tunica	21,285	22,727	-6.3%
Fitzgeralds Black Hawk	7,685	6,828	12.6%
Total	$81,291	$88,993	-8.7%

Casino revenues:
Majestic Properties	$52,226	$59,313	-11.9%
Fitzgeralds Tunica	20,402	22,338	-8.7%
Fitzgeralds Black Hawk	8,743	7,701	13.5%
Total	$81,371	$89,352	-8.9%

Operating income (loss):
Majestic Properties	$4,858	$6,403	-24.1%
Fitzgeralds Tunica	2,806	2,518	11.4%
Fitzgeralds Black Hawk	483	646	-25.2%
Corporate (1)	(4,734)	(1,695)	-179.2%
Total	$3,413	$7,872	-56.6%

(1)	Corporate expenses reflect payroll, benefits, travel and other costs associated with our corporate staff, plus restructuring fees of $3.1 million in 2009, and are not allocated to the properties.

Overall Operating Results - Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

The discussion of our consolidated financial results is inclusive of interest and amortization of financing costs related to the pushdown of the Discount Notes of $2.1 million in the first quarter of 2009 and $1.9 million in the first quarter of 2008.

For 2009, consolidated net operating revenues were $81.3 million compared to $89.0 million for 2008, a decrease of $7.7 million, or 8.7%. Net revenues decreased $7.1 million at the Majestic Properties and $1.4 million at Fitzgeralds Tunica and increased $0.9 million at Fitzgeralds Black Hawk. Our consolidated net operating revenues were negatively impacted by the economic recession and increased competition in our markets, which reduced gambling activity by our customers.

For 2009 compared to 2008, consolidated casino revenues, which comprised 88.7% of consolidated gross revenues in 2009, decreased $8.0 million, or 8.9%, to $81.4 million. Casino revenues decreased $7.1 million at the Majestic Properties and $1.9 million at Fitzgeralds Tunica and increased $1.0 million at Fitzgeralds Black Hawk. Food and beverage revenues decreased $0.7 million, or 10.4%, to $5.8 million from $6.5 million, and hotel room revenue decreased $0.4 million, or 12.9%, to $2.6 million from $3.0 million, primarily due to a decrease in casino customer volume and a resultant decrease in complimentary rooms, food and beverage provided to casino customers. Promotional allowances were $10.4 million compared to $11.8 million, a decrease of $1.4 million, or 11.8%, as a result of a decrease in complimentaries and other promotional efforts.

Operating expenses decreased $3.2 million, or 4.0%, to $77.9 million from $81.1 million. Gaming taxes decreased $2.3 million, or 11.0%, to $18.7 million due to the decrease in casino revenues. Casino expenses decreased $2.3 million, or 9.3%, to $22.6 million due to the decrease in the cost of complimentaries and a reduction in payroll expense. General and administrative expenses decreased $1.1 million, or 7.4%, to $13.6 million primarily due to a reduction in payroll expense. Depreciation and amortization expenses decreased $0.3 million primarily as a result of a decrease of $0.8 million at the Majestic Properties partially offset by an increase of $0.6 million at Fitzgeralds Black Hawk.  Restructuring fees were $3.1 million in 2009 compared to none for 2008.

We recorded operating income of $3.4 million, a decrease of $4.5 million, or 56.6%, compared to $7.9 million for the prior year. Interest expense, net of interest income, was $16.7 million, an increase of $1.4 million, or 9.4%, due to our having increased debt outstanding on our credit facility partially offset by lower interest rates. Consolidated net loss was $13.2 million for 2009, an increase in net loss of approximately $5.8 million, or 80.0%, compared to $7.4 million for the same period in 2008.

Segment Operating Results – Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

Majestic Properties

For the first quarter of 2009, net operating revenues at the Majestic Properties were $52.3 million compared to $59.4 million for 2008, a decrease of $7.1 million, or 12.0%. Management believes this decrease was due to intensified competition related to new and remodeled gaming facilities unveiled by our competitors in 2008 and 2009, as well as the economic recession. Casino revenues, which comprised 91.7% of gross revenues in 2009, were $52.2 million, a decrease of $7.1 million, or 11.9%, compared to $59.3 million for the prior year. Slot revenues decreased $4.8 million, or 10.2%, to $42.9 million from $47.7 million. Slot revenues were impacted by a decline in slot coin-in of 10.3%. Table games revenues decreased by $1.0 million, or 10.1%, to $8.5 million from $9.5 million, due to a 19.9% decrease in table games drop, partially offset by an increase in the table games hold of 1.7 percentage points.  Poker revenues decreased $1.3 million, or 60.9%, to $0.8 million from $2.1 million due to an increase in competition in the market. Food and beverage revenues decreased approximately $0.5 million, or 18.0%, to $2.6 million from $3.1 million and room revenue decreased $0.3 million, or 30.6%, to $0.6 million from $0.9 million as a result of a decrease in casino customer volume and a resultant decrease in complimentary rooms, food and beverage provided to casino customers. Promotional allowances decreased $0.8 million, or 14.7%, to $4.6 million from $5.4 million as a result of a decrease in complimentaries.

Operating expenses decreased approximately $5.5 million, or 10.5%, to $47.5 million compared to $53.0 million. Gaming taxes decreased $2.4 million, or 13.8%, to $14.8 million due to the decrease in casino revenues. Casino expenses decreased $1.4 million, or 9.9%, to $12.8 million due to a decrease in the cost of complimentaries and a reduction in payroll expense. Depreciation and amortization expenses decreased $0.8 million, or 16.1%, to $4.0 million as assets became fully depreciated and we had limited additions to property, plant and equipment in 2008 and the first quarter of 2009. General and administrative expenses decreased $0.9 million, or 8.3%, to $9.4 million primarily due to a reduction in payroll expense.

We recorded operating income of $4.9 million compared to $6.4 million for 2008, a decrease of $1.5 million, or 24.1%.

Fitzgeralds Tunica

For the first quarter of 2009, net operating revenues at Fitzgeralds Tunica were $21.3 million compared to $22.7 million for 2008, a decrease of $1.4 million, or 6.3%. Management believes this decrease was a result of the economic recession, enhanced promotions from our competitors and new and improved amenities at competitors’ facilities. Casino revenues, which comprised 80.7% of gross revenues in 2009, were $20.4 million, a decrease of $1.9 million, or 8.7%, compared to $22.3 million for the prior year. Slot revenues decreased approximately $1.3 million, or 7.0%, to $18.0 million from $19.3 million due to a decrease in slot coin-in of 13.3% partly offset by an increase in the slot hold percentage. Table games revenues decreased by $0.6 million, or 19.3%, to $2.4 million from $3.0 million, primarily due to a 13.0% decrease in table games drop and a decrease in the table games hold of 1.3 percentage points. Food and beverage revenues decreased approximately $0.1 million, or 6.8%, to $2.6 million from $2.7 million, and room revenue decreased $0.1 million, or 5.5%, to $2.0 million from $2.1 million, primarily due to a decrease in casino customer volume and a resultant decrease in complimentary rooms, food and beverage provided to casino customers. Promotional allowances were $4.0 million compared to $4.8 million, a decrease of $0.8 million, or 17.2%, as a result of a decrease in complimentaries and other promotional efforts.

Operating expenses were $18.5 million for 2009 compared to $20.2 million, a decrease of $1.7 million, or 8.6%. Casino expenses decreased $0.9 million, or 10.6%, to $7.4 million due to a decrease in the cost of complimentaries and a reduction in payroll expense. General and administrative expenses decreased $0.3 million, or 9.9%, to $2.9 million primarily due to a reduction in payroll expense. Gaming taxes decreased $0.1 million, or 5.6%, to $2.5 million due to the decrease in casino revenues.

We recorded operating income of $2.8 million compared to $2.5 million for 2008, an increase of $0.3 million, or 11.4%.

Fitzgeralds Black Hawk

For the first quarter of 2009, net operating revenues at Fitzgeralds Black Hawk were $7.7 million compared to $6.8 million for 2008, an increase of $0.9 million, or 12.6%. The increase in net operating revenues is due to the opening of the expansion of the casino property in June 2008.  Growth in our net operating revenues was limited by competition in the Black Hawk market and the economic recession. Casino revenues, which comprised 91.8% of gross revenues in 2009, were $8.7 million, an increase of $1.0 million, or 13.5%, compared to $7.7 million for the prior year. Slot revenues increased approximately $0.9 million, or 13.1%, to $8.5 million from $7.6 million, due to a 7.1% increase in slot coin-in and a slight increase in slot hold percentage. Table games revenues increased $0.1 million due to an 8.8% increase in table games drop and an increase of 4.8 percentage points in table games hold percentage. Food and beverage revenues increased $0.1 million, or 12.6%, to $0.7 million from $0.6 million due to an increase in complimentaries provided to our casino customers and the opening of a new restaurant as part of our expanded property. Promotional allowances increased $0.2 million as we increased direct mail cash coupons, complimentaries and other promotional items.

Operating expenses were $7.2 million for 2009 compared to $6.2 million, an increase of $1.0 million, or 16.5%. Depreciation and amortization expense increased $0.6 million, or 100.6%, to $1.2 million due to the completion of our expansion project. Gaming taxes increased $0.2 million, or 18.8%, to $1.4 million due to the increase in casino revenues. Advertising and promotional expenses increased $0.1 million, or 16.0%, to $0.7 million as we increased spending to create awareness of our new and expanded casino.

We recorded operating income of $0.5 million compared to $0.6 million for 2008, a decrease of approximately $0.1 million, or 25.2%.

Corporate

Corporate operating expenses were $1.5 million for 2009, compared to $1.6 million for 2008. Restructuring fees were $3.1 million in 2009. No restructuring fees were incurred in the 2008 quarter.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, our debt level, not including the Discount Notes and the unpaid October 15, 2008 interest payments, was $579.7 million compared to $579.9 million at December 31, 2008. For the three months ended March 31, 2009, cash provided by operations was $7.7 million as compared to $10.5 million for the three months ended March 31, 2008. Cash flow from operating activities was impacted by the significant competition we have experienced in all of our markets and the generally weak economic conditions which have reduced visitations and amounts wagered by our customers. A discussion of the competitive environment in which our casinos compete is presented in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K.

We had unrestricted cash and cash equivalents of $62.8 million at March 31, 2009 compared to $57.7 million at December 31, 2008. Our decision to not make the October 2008 interest payments of $24.0 million, in aggregate, on the Senior Secured Notes and Senior Notes has contributed to our March 31, 2009 and December 31, 2008 unrestricted cash balances. We have historically used the cash provided by operating activities for working capital requirements, including daily casino operations, capital expenditures, distributions to our indirect member for income taxes and payments on our Senior Secured Credit Facility. We have had a net working capital deficit and have utilized the availability on our Senior Secured Credit Facility to fund our working capital requirements as well as the semi-annual interest payment on our Senior Secured Notes and Senior Notes. In the past, we have not maintained excess cash but rather have utilized excess cash to pay down amounts drawn on the Senior Secured Credit Facility. During the last six months of 2008 and in 2009 we have been accumulating cash rather than paying principal on the Senior Secured Credit Facility. On October 7, 2008, we drew $8.2 million, substantially all the funds remaining under the Senior Secured Credit Facility. At March 31, 2009, we had a negative working capital of $658.7 million due to us classifying all our debt as current liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2009.

In addition to the $79.4 million outstanding on the Senior Secured Credit Facility, we have $300.0 million of Senior Secured Notes, $200.0 million of Senior Notes and $0.3 million of capital leases and other debt. Every six months on October 15th and April 15th, we are required to pay $24.0 million, in the aggregate, to service the interest due on the Senior Secured Notes and Senior Notes. The interest payments due October 15, 2008 and April 15, 2009 were not made, thereby resulting in an Event of Default under the indentures governing the Senior Notes and Senior Secured Notes and a default under the Senior Secured Credit Facility. Accordingly, the trustee or a specified percentage of holders of these notes have the right to accelerate the maturity date of the respective notes, which would cause the respective notes to be immediately due and payable and could result in all of our indebtedness becoming immediately due and payable. The lenders under our Senior Secured Credit Facility also have the right to accelerate the maturity of our revolver. Further, the lenders under the Senior Secured Credit Facility have the right to foreclose on substantially all of our assets, which secure such indebtedness. Under the terms of an intercreditor agreement between the trustee for the Senior Secured Notes, on behalf of the note holders, and the agent under the Senior Secured Credit Facility, the agent has the right to control any such actions during a 180-day standstill period that expires on June 8, 2009.  In addition, until such time as no interest payment default exists, we are (i) required to pay an additional 1% per annum in excess of the applicable interest rates on the notes on the overdue installments of interest and an additional 2% on amounts outstanding under our Senior Secured Credit Facility and (ii) restricted from taking certain actions including making certain payments and investments and incurring certain indebtedness. On April 15, 2009, we had accrued and unpaid interest on the Senior Secured Notes and Senior Notes of $49.3 million.

These factors raise substantial doubt about our ability to continue as a going concern. See Note 3 – Going Concern to the Notes to the Condensed Consolidated Financial Statements.

We will be required to pay any amounts outstanding on the Senior Secured Credit Facility, plus accrued interest thereon, in April 2010. The Senior Secured Notes mature in October 2010 and the Senior Notes mature in January 2011. We will not be able to pay the amounts outstanding on the Senior Secured Credit Facility, Senior Secured Notes or Senior Notes when they mature.

We have a limited $12.3 million capital improvements plan for 2009 including the purchase of new slot machines and conversions of existing slot machines and the remodeling of the casino areas of the Majestic Properties and Fitzgeralds Tunica and the Fitzgeralds Tunica buffet. This plan will be funded solely from our existing cash and future cash flows from operations. Given the Event of Default that exists under our existing debt obligations, we will not be able to seek debt financing in order to undertake capital projects necessary to keep our casino properties competitive. Our primary focus is to ensure satisfactory cash on hand to fund costs associated with our debt restructuring endeavors. However, failure to make capital expenditures could lessen our competitive position and lead to a more rapid decline in cash flows.

In the first quarter of 2009, we spent $1.7 million on capital expenditures, primarily for new slot machines. In the first quarter of 2008, we spent $6.5 million on capital expenditures with the majority being spent on the Fitzgeralds Black Hawk expansion.

As part of the restructuring process, we incurred $3.1 million in restructuring costs in the quarter ended March 31, 2009. We expect to incur significant additional restructuring costs which will further adversely impact our liquidity.

We are party to various litigation matters and tax disputes. An adverse judgment in any one or more of these cases or tax disputes could have an adverse effect on our liquidity and financial position. See Note 7 – Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements.

Majestic Holdco’s Discount Notes and Event of Default

There is an Event of Default under the indenture which governs the Discount Notes as a result of the default under the indentures which govern our Senior Secured Notes and our Senior Notes and the Senior Secured Credit Facility as well as our parent’s failure to pay the cash interest of $24.0 million which was due on April 15, 2009. Neither we nor any of our subsidiaries is a guarantor of the Discount Notes. Neither our equity in nor the assets of any of our subsidiaries secures the Discount Notes.  See Note 5 -Long-Term Debt to the Condensed Consolidated Financial Statements.

NEW ACCOUNTING PRINCIPLES

Recently issued accounting standards which may affect our financial results are noted in Note 4 – Recently Issued Accounting Pronouncements to the Notes to the Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

A description of our critical accounting policies is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes from the information reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

CONTRACTUAL COMMITMENTS

As discussed in Note 3 – Going Concern and Note 5 – Long-Term Debt to the Notes to the Condensed Consolidated Financial Statements, we have classified all our long-term debt as current as of March 31, 2009 and December 31, 2008. There have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As discussed in Note 3 – Going Concern and Note 5 – Long-Term Debt to the Notes to the Condensed Consolidated Financial Statements, we have classified all our long-term debt as current as of March 31, 2009 and December 31, 2008. There have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including the Certifying Officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II                      OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS.

Information regarding legal proceedings appears in Part I – Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Note 7 – Commitments and Contingencies to the Notes to the Condensed Consolidated Financial Statements included herein.

ITEM 1A.                    RISK FACTORS.

There have been no material changes from the information reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.                        EXHIBITS.

Certain of the following exhibits have been previously filed with the Securities and Exchange Commission by the Company pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

(a)	The following exhibits are filed as part of this report:

Exhibit No.	Description of Document

3.1
Amendment Number One to the Fourth Amended and Restated Operating Agreement of The Majestic Star Casino, LLC dated as of March 23, 2009 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K dated March 27, 2009).

3.2
Amended and Restated Operating Agreement of The Majestic Star Casino, LLC, effective as of March 23, 2009 (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.1
The Majestic Star Casino, LLC Amended and Restated Management Incentive Plan, effective on January 1, 2009 (filed as Exhibit 10.7.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

Dated: May 15, 2009

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